Form 10-K
period 1993-12-31
WYNNS INTERNATIONAL INC
filed 1994-03-28
CIK 108721

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K

(Mark One)
[ X ]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the Fiscal Year Ended DECEMBER 31, 1993; or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from __________________________ to __________________________

COMMISSION FILE NUMBER 1-7200

                           WYNN'S INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                          95-2854312
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification Number)

  500 NORTH STATE COLLEGE BOULEVARD
            SUITE 700
         ORANGE, CALIFORNIA                                     92668
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (714) 938-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                Title of Each Class                    Name of Each Exchange on Which Registered
       Common Stock, par value $1 per share                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $109,518,085 as of March 21, 1994. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

   On March 21, 1994, Registrant had 5,548,117 shares of common stock outstanding.

   Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1993. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1994.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
================================================================================

                                     PART I


ITEM 1.  BUSINESS

        Wynn's International, Inc., through its subsidiaries, is engaged primarily in the automotive parts and accessories business and the petrochemical specialties business. The Company designs, produces and sells O-rings and other seals and molded rubber and thermoplastic products and automotive air conditioning systems, components and related parts. The Company also formulates, produces and sells petrochemical specialty products and automotive service equipment and distributes, primarily in southern California, locks and hardware products manufactured by others.

        O-rings and other molded rubber products are marketed under the trademark "Wynn's-Precision." Air conditioning units for the automotive aftermarket are marketed by the Company under the trademark "Frostemp(R)," and wholesale parts are marketed and installation centers are operated under the trademark "Maxair(R)." Petrochemical specialty products are marketed under various trademarks, including "Wynn's(R)," "Friction Proofing(R)," "X-Tend(R)," "Spit Fire(R)," "Classic(R)," "Mark X(R)" and "Du-All(TM)."

        The Company's executive offices are located at 500 North State College Boulevard, Suite 700, Orange, California 92668. Its telephone number is (714) 938-3700. The terms "Wynn's International, Inc.," "Wynn's," "Company" and "Registrant" herein refer to Wynn's International, Inc. and its subsidiaries unless the context indicates otherwise.

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

        The Company's operations are conducted in three industry segments:
Automotive Parts and Accessories; Petrochemical Specialties; and Builders Hardware. Financial information relating to the Company's business segments for the five years ended December 31, 1993 is incorporated by reference from
Note 15 of "Notes to Consolidated Financial Statements" on pages 29 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1993 (the "1993 Annual Report").

                        AUTOMOTIVE PARTS AND ACCESSORIES

        The Automotive Parts and Accessories Division consists of Wynn's-Precision, Inc. ("Precision") and Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"). During 1993, sales of the Automotive Parts and Accessories Division were $181,478,000 or 64% of the Company's total net sales as compared with $185,947,000 and 64% in 1992. The operating profit of this division in 1993 was $16,643,000, or 70% of the Company's total operating profit as compared with $15,265,000 and 68% in 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 14 through 17 and 29 through 31, respectively, of the 1993 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

                             WYNN'S-PRECISION, INC.
         (O-RINGS, SEALS AND MOLDED RUBBER AND THERMOPLASTIC PRODUCTS)

PRODUCTS

        Precision and its affiliated companies manufacture and sell a variety of static and dynamic sealing products. The principal users of the Precision products are automotive manufacturers, heavy vehicle manufacturers, industrial component manufacturers, hydraulic and pneumatic cylinder manufacturers, aerospace and defense contractors and the oil service industry. The principal products of Precision are O-rings, rack and pinion and front wheel drive seals, composite gaskets, hydraulic cylinder seals and various engineered molded rubber and plastic parts. These products are made from synthetic elastomers and thermoplastic materials.

DISTRIBUTION

        Precision sells its products primarily through a direct sales force to original equipment manufacturer ("OEM") customers. Precision also markets its products throughout the United States through independent distributors and through Company-operated regional service centers located in Rancho Cucamonga, California; Elgin, Illinois; Grand Rapids, Michigan; Golden Valley, Minnesota; Charlotte, North Carolina; Buffalo, New York; Dayton, Ohio; Bensalem, Pennsylvania; Indianapolis, Indiana; Fort Worth, Texas; and Lenexa, Kansas. Precision's Canadian operation distributes products principally through a direct sales force to OEM customers, through independent distributors and through Precision-operated service centers in Canada and England.

PRODUCTION

        Precision's manufacturing facilities are located in Lebanon and Livingston, Tennessee; Tempe, Arizona; Lynchburg, Virginia; Houston, Texas; and Orillia, Ontario, Canada. In 1993, Precision closed its 5,000 square-foot leased manufacturing facility located in Alexandria, Scotland due to certain start-up problems. Precision's corporate headquarters are located at the site of its main manufacturing facility in Lebanon, Tennessee. Precision also operates its own tool production facility in Lebanon, Tennessee. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. Precision has a facility in Lebanon, Tennessee dedicated exclusively to injection molding. Using internally generated funds, Precision plans to spend approximately $10 million for capital expenditures in 1994 to increase its production capacity.

        The principal raw materials used by Precision are elastomeric and thermoplastic materials. These raw materials generally have been available from numerous sources in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1993 and are expected to continue to be available in 1994.

                          WYNN'S CLIMATE SYSTEMS, INC.
                     (AUTOMOTIVE AIR CONDITIONING PRODUCTS)

        Wynn's Climate Systems sells its products to OEM customers and to independent distributors who resell units principally to car dealers. Wynn's Climate Systems also distributes wholesale parts manufactured by others and sells refrigerant recovery and recycling machines. In addition, Wynn's Climate Systems operates installation centers in the Denver, Colorado area and in Colorado Springs, Colorado, Phoenix, Arizona and Mesa, Arizona that perform installation services for car dealers and retail customers.

PRODUCTS

        Wynn's Climate Systems designs, engineers and produces automotive air conditioning systems for the OEM market and the automotive aftermarket.
Systems are manufactured for many current year models of domestic and imported automobiles, trucks and vans. Wynn's Climate Systems also manufactures and sells units for a wide range of automobiles, trucks and vans from prior model years. In addition, Wynn's Climate Systems manufactures and sells a variety of air conditioning components, including condensers, evaporator coils and adapter kits, and distributes air conditioning components and accessories manufactured by others. Wynn's Climate Systems also manufactures and sells refrigerant recovery and recycling equipment.

DISTRIBUTION

        The products of Wynn's Climate Systems are distributed in several different ways.

        First, Wynn's Climate Systems manufactures air conditioners for sale to OEM customers and their distributors and dealers. Sales to Mazda, the largest customer of Wynn's Climate Systems, were approximately $35.1 million in 1993 or approximately 28% less than in 1992. In 1993, Wynn's Climate Systems supplied air conditioning kits to Mazda principally for its 323 automobile and light trucks. As previously reported, in approximately April 1993, Mazda began purchasing light trucks from Ford in lieu of importing them from Japan. Wynn's Climate Systems also supplies certain components to Mazda's Flat Rock, Michigan facility. Mazda assembles its own air conditioning kits in the United States for the MX-6, 626 and Miata model automobiles and the MPV. Mazda has informed Wynn's Climate Systems that Mazda will assemble air conditioning kits for the 323 automobile commencing in model year 1995, but Wynn's Climate Systems will continue to supply air conditioning kits for the 323 automobile through model year 1994. In 1991, Wynn's Climate Systems began supplying front units for Land and Range Rover four-wheel drive vehicles. This supply arrangement with Rover terminated in February 1994. In early 1993, Wynn's Climate Systems began supplying a newly-designed rear air conditioning unit for certain Rover models. Wynn's Climate Systems also sells its products to Chrysler Corporation, which purchases products for its Dodge vans and Jeep vehicles and for export. Wynn's Climate Systems supplies units to the General Motors Truck and Bus Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Other Factors Affecting the Business."

        Second, Wynn's Climate Systems manufactures and sells products under the trademark "Frostemp(R)" in the United States and Canada to approximately 75 active independent distributors. Sales to independent distributors decreased approximately 8% in 1993 compared to 1992 due primarily to the impact on aftermarket sales of the continuing trend of increased factory installed air conditioning systems. See "Other Factors Affecting the Business." Wynn's Climate Systems also distributes component parts and accessories purchased from other manufacturers to independent distributors.

        Third, Wynn's Climate Systems manufactures and sells refrigerant recovery and recycling equipment to end users and to distributors. Wynn's Climate Systems offers a line of equipment that recovers and recycles R-12 and R-134a refrigerants used in automotive air conditioning systems.

        Finally, Wynn's Climate Systems manufactures and distributes parts and components to OEM customers and distributors. Wynn's Climate Systems also sells "Frostemp(R)" brand air conditioning systems and products manufactured by others through five company-operated service centers which perform installation services for dealers and sell directly to retail customers.

PRODUCTION

        The manufacturing facilities of Wynn's Climate Systems are located in Fort Worth, Texas. Air conditioning kits are assembled and produced in a 210,000 square foot facility which also serves as the corporate headquarters of Wynn's Climate Systems. In 1993, Wynn's Climate Systems consolidated three satellite manufacturing facilities into the main facility. The production facilities of Wynn's Climate Systems include an environmental test and calibration chamber used for evaluating the performance of air conditioning units. The test chamber has computer controlled environmental test conditions and data collection and can handle both front-wheel and rear-wheel drive vehicles over a variety of simulated speeds, temperatures and levels of humidity.

        Wynn's Climate Systems manufactures condensers and evaporator coils, injection-molded and vacuum-formed plastic parts, adapter kits, steel brackets and hose and tube assemblies. Wynn's Climate Systems uses these components in the production of its air conditioning units and sells them to outside customers. Outside vendors supply certain finished components such as accumulators, receiver/dryers and compressors. An adequate supply of these materials is available at present and is expected to continue to be available for the foreseeable future. Wynn's Climate Systems generally experienced only modest price increases for raw materials in 1993.

        In 1993, Wynn's Climate Systems installed a technologically advanced nitrogen brazing oven, which will be used to produce high efficiency heat exchangers. Wynn's Climate Systems also acquired in 1993 equipment to enable it to produce high quality hose assemblies in house. This equipment was purchased in connection with the efforts of Wynn's Climate Systems to enhance its production and technological capabilities.

PHASE-OUT OF R-12 REFRIGERANT

        Most automotive air conditioning systems manufactured by Wynn's Climate Systems and others prior to 1994 utilized R-12 as a refrigerant. R-12 is a chlorofluorocarbon ("CFC") which has been linked to the destruction of ozone molecules in the Earth's upper atmosphere. Under the Montreal Protocol, CFC production in the United States is being phased out and will cease after December 31, 1995. Wynn's Climate Systems has developed air conditioning systems which use R-134a refrigerant, a hydrofluorocarbon which is a permissible alternative to CFC refrigerants. Sales of R-134a systems are expected to increase as sales of traditional CFC systems are phased out. Wynn's Climate Systems also has begun the development of retrofit kits that will permit automotive air conditioning systems designed for R-12 use to be converted to use R-134a. R-134a is not compatible with an R-12-based system without certain necessary changes. Other optional changes will enhance the performance of R-134a in an R-12-based air conditioning system. The sales volume of these retrofit kits will depend upon the future availability and price of R-12 refrigerant.

                           PETROCHEMICAL SPECIALTIES

        The Petrochemical Specialties Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil").

        During 1993, net sales at Wynn Oil were $98,318,000 or 34% of the Company's total net sales as compared to $99,622,000 and 34% for 1992. The operating profit of the division during 1993 was $7,046,000, or 29% of the Company's total operating profit compared with $6,636,000 and 30% for 1992.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 14 through 17 and 29 through 31, respectively, of the 1993 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

PRODUCTS

        The principal business of Wynn Oil is the production and marketing of a wide variety of petrochemical specialty car care products under the "Wynn's(R)" and "X-Tend(R)" trademarks. Wynn Oil's car care products are designed to provide preventive or corrective maintenance for automotive engines, transmissions, differentials, engine cooling systems and other automotive mechanical parts. Wynn Oil also manufactures industrial specialty chemical products, including forging compounds, lubricants, cutting fluids and multipurpose coolants for precision metal forming and machining operations. In addition, the Company sells the GM-approved and patented "Mark X(R)" power-flush machine which, when combined with proprietary cooling system products, flushes a vehicle's engine cooling system, removes contaminants from the used antifreeze and returns the rejuvenated antifreeze to the engine cooling system. Wynn Oil also sells the new GM-approved "Du-All(TM)" bulk antifreeze recycling machine which, when combined with proprietary cooling system products, drains the used antifreeze, removes contaminants from the antifreeze and rejuvenates the antifreeze for reuse. Wynn Oil also sells its Emission Control product, a patented organic fuel combustion catalyst for spark ignition and diesel engines which helps reduce exhaust emissions and improve fuel economy. Wynn Oil also produces and markets a line of automotive appearance products under the "Classic(R)" and "Wynn's Classic(R)" trademarks. Wynn Oil is a principal U.S. automotive distributor of AirSept(TM) odor-removing chemical spray, used principally in automotive air conditioning systems.

        Wynn Oil also markets the Wynn's Product Warranty(R) program, which, in general, are kits containing a specially formulated line of automotive additive products, accompanied by a special product warranty. The warranty kits are sold, through distributors and automobile dealers, primarily to purchasers of used automobiles. The Wynn's Product Warranty(R) program provides reimbursement of certain parts and labor expenses and, in some instances, the costs of towing and a rental car incurred by vehicle owners who used the special products to treat their vehicles in accordance with the terms and conditions of the warranty and who experience certain types of damage which the special products were designed to help prevent. See "Other Factors Affecting the Business."

DISTRIBUTION

        Wynn Oil's car care products are sold in the United States and in approximately 80 foreign countries. See "Foreign Operations."

        Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products through independent distributors, warehouse distributors, mass merchandisers and chain stores. The Company also uses an internal sales force and manufacturers' representative organizations in the sale and distribution of its products. Foreign sales are made principally through wholly-owned subsidiaries, which sell either through an internal sales force or to independent distributors. The Company also engages in direct export sales to independent distributors, primarily in Asia and Latin America. See "Other Factors Affecting the Business."

PRODUCTION

        Wynn Oil has manufacturing facilities in Azusa, California; St. Niklaas, Belgium; and Arganda del Rey, Spain. Other foreign subsidiaries either purchase products directly from the manufacturing facilities in the United States or Belgium or have the products manufactured locally by outside suppliers according to Wynn Oil's specifications and formulae. Several years ago, Wynn Oil transferred some of its production requirements to its foreign subsidiaries due to the strength of the United States dollar at that time and its impact on prices to Wynn Oil's foreign customers. With fluctuating foreign currency rates, Wynn Oil periodically reviews its production and sourcing locations.

        Wynn Oil utilizes a large number of chemicals in the production of its various petrochemical specialty products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1993 and is expected to continue to be available for the foreseeable future.

                               BUILDERS HARDWARE

        The Builders Hardware Division consists of Robert Skeels & Company ("Skeels"), a wholesale distributor of builders hardware products, including locksets and locksmith supplies. During 1993, Skeels' net sales were $5,161,000 or 2% of the Company's total net sales as compared with $6,219,000 and 2% for 1992. The operating profit of this division during 1993 was $193,000, or 1% of the Company's total operating profit compared with $422,000 and 2% for 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and

Geographical Information" on pages 14 through 17 and 29 through 31, respectively, of the 1993 Annual Report, which are hereby incorporated by reference.

        Skeels' main facility is located in Compton, California. In addition, Skeels also has leased satellite facilities located in Fullerton and Los Angeles, California.

        Skeels supplies approximately 35,000 items to retail hardware, locksmith and lumberyard outlets in southern California, Arizona, and Nevada. Skeels also sells directly to school districts, municipalities, industrial firms and building contractors.

        Skeels has been a distributor of Schlage lock products since 1931. Skeels also distributes other well-known brands such as Lawrence, Kwikset and Master. All of Skeels' distributorship arrangements generally are cancelable by the manufacturers without cause.

        Most of Skeels' sales are derived from replacement items used by industry, institutions and in-home remodeling and repair.

                      OTHER FACTORS AFFECTING THE BUSINESS

COMPETITION

        All phases of the Company's business have been and remain highly competitive. The Company's products and services compete with those of numerous companies, some of which have financial resources greater than those of the Company. Sales by the Automotive Parts and Accessories Division are in part related to the sales of vehicles by its OEM customers.

        Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to changes in price. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor. In 1993, Precision invested approximately $4.4 million in new equipment and facilities to improve overall performance to its customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Historically, the largest part of Wynn's Climate Systems' sales have been to OEM customers. Following the opening of its Flat Rock, Michigan facility, Mazda has gradually taken over production of its requirements for air conditioning kits in the United States. Sales to Mazda decreased approximately 28% in 1993 compared to 1992 due to the phase-out of the air conditioning supply agreement for light trucks and a decline in sales by Mazda of its 323 cars. The Company anticipates that commencing in the third quarter of 1994, Wynn's Climate Systems will no longer furnish 323 kits to Mazda, as Mazda has elected to assemble these kits at its Flat Rock, Michigan facility. Sales of kits for Mazda 323 cars were approximately $29.9 million in 1993. In 1993, Wynn's Climate Systems' sales to the Rover Group in the U.K were approximately $14.5 million, of which approximately $12.8 million was for units for the Range Rover and Discovery vehicles, pursuant to a supply agreement in effect through the end of model year 1993. In 1994, this customer began purchasing air conditioning systems for these vehicles from a foreign competitor of Wynn's Climate Systems. Although the expiration of this supply agreement is not expected to have a material adverse effect on the Company's consolidated results of operation in 1994, it is expected to cause a decline in the operating profit of Wynn's Climate Systems in 1994.

        Over time there has been a gradual increase in the number of air conditioning systems installed on the factory line. An increase in the number of factory-installed units reduces the size of the market for aftermarket sales. See "Wynn's Climate Systems, Inc."

        Competition with respect to the Company's petrochemical specialty products consists principally of other automotive aftermarket chemical and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers market private label brands of petrochemical specialty products. The Company's "Mark X(R)" power flush system and "Du-All(TM)" antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have been approved by General Motors. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

        Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume. Skeels' revenues declined 17% in 1993 compared to 1992 in part due to this competition.

KEY CUSTOMERS

        Sales to Mazda constituted 42% of the total net sales of Wynn's Climate Systems and 12.3% of the total net sales of the Company in 1993. As noted above, sales to Mazda related to kits for the 323 model are expected to continue until the third quarter of 1994, when Mazda will take over production of kits for the 1995 model 323 automobile. Due to the previous actions taken by the Company to restructure the business of Wynn's Climate Systems and the relatively low margins associated with the Mazda business, the loss of Mazda as a key customer of the Company is not expected to have a material adverse effect on the consolidated results of operations of the Company. See "Wynn's Climate Systems, Inc." and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Sales to General Motors constituted approximately 9.2% of the total net sales of the Company in 1993.

GOVERNMENT REGULATIONS

        The number of governmental rules and regulations affecting the Company's business and products continues to increase.

        Wynn Oil markets the Wynn's Product Warranty(R) program in approximately thirty-five states and two foreign countries. Questions have been raised by certain state insurance regulators as to whether the product warranty that accompanies the kit is in the nature of insurance. Wynn Oil attempts to resolve these questions to the satisfaction of each state insurance regulator. At times, it has elected to withdraw the Wynn's Product Warranty(R) from certain states. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty(R) in the United States or other countries in the future.

ENVIRONMENTAL MATTERS

        The Company has used various substances in its past and present manufacturing operations which have been or may be deemed to be hazardous, and the extent of its potential liability, if any, under environmental statutes, rules, regulations and case law is unclear. Under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), a responsible party may be jointly liable for the entire cost of remediating contaminated property even if it contributed only a small portion of the total contamination. The nature of environmental investigation and cleanup activities creates difficulties in determining the impact of such activities on the Company's financial position. The effect of resolution of environmental matters on results of operation cannot be predicted due to the uncertainty concerning both the amount and timing of future expenditures and future results of operations. See Note 12 of "Notes to Consolidated Financial Statements" on page 28 of the 1993 Annual Report, which is hereby incorporated by reference. All potentially significant environmental matters presently known to the Company are described below.

        In January 1984, Wynn Oil received a letter from the United States Environmental Protection Agency (the "EPA") regarding an investigation of groundwater contamination in the San Gabriel Valley, California. The letter from the EPA requested Wynn Oil to furnish certain information relating to its manufacturing facility in Azusa, California (the "Azusa Facility"). Wynn Oil complied with the request. In March 1988, Wynn Oil received a letter from the EPA requesting additional information with respect to its Azusa Facility. Wynn Oil submitted its response at the end of May 1988. In July 1990, Wynn Oil received a general notice letter from the EPA stating that it may be a potentially responsible party ("PRP") with respect to the Azusa/Irwindale Study Area in the San Gabriel Valley, California Superfund Sites (the "AISA"). The EPA letter included an information request pursuant to Section 104(e) of CERCLA. The EPA letter stated that the EPA contemplated using the Special Notice procedures of Section 122(e) of CERCLA to formally negotiate the terms of a consent agreement with PRPs to conduct a Remedial Investigation/Feasibility Study for the AISA. Wynn Oil Company responded to the EPA information request within the specified time period. In September 1990, Wynn Oil received a letter from the EPA stating that it did not expect to send a Special Notice letter to Wynn Oil for the AISA, but that it still considered Wynn Oil, as well as a large number of other companies, to be PRPs for basinwide groundwater activities in the San Gabriel Valley. In May 1993, the EPA made available for public comment its Operable Unit Feasibility Study for the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. The Azusa Facility is located within the BPOU. In its Operable Unit Feasibility Study for the BPOU, the EPA has proposed construction of extraction and treatment facilities with an estimated initial capital cost of $47 million and estimated annual operating and maintenance costs of $4 to $5 million. Wynn Oil has been cooperating with other companies located in the BPOU, as well as state and local government and water supply officials, who are working to develop a substantially less costly alternative which would accomplish the desired remedial goals.

        In March 1988, a representative of the Los Angeles County Department of Health Services (the "LADHS") inspected the Azusa Facility and observed oil-stained surface soils. Based on these observations, LADHS directed Wynn Oil to conduct a site assessment and implement remedial measures if contaminated soils were identified. In February 1989, Wynn Oil received a Subsurface Investigation Report from the consulting firm retained by Wynn Oil to perform the site assessment and submitted the report to the LADHS. In April 1989, regulatory jurisdiction over this matter was transferred from the LADHS to the California Regional Water Quality Control Board-Los Angeles Region (the "RWQCB"). Since October 1989, Wynn Oil and its consultants have been working with representatives of the RWQCB to conduct a comprehensive site assessment of the Azusa Facility. In January 1992, at the request of the EPA and the RWQCB, Wynn Oil agreed to expand the scope of its investigation of the Azusa Facility to include three soil gas monitoring wells and one groundwater monitoring well. The monitoring wells were installed in 1992, and the results of ongoing sampling have been reported to the RWQCB. In the summer of 1993, RWQCB requested Wynn Oil to install an upgradient groundwater monitoring well at the Azusa Facility. The RWQCB subsequently requested two other companies located upgradient of Wynn Oil to install downgradient soil gas and groundwater monitoring wells. Wynn Oil and one of these companies have entered into an agreement to share the cost of one groundwater and one soil gas monitoring well which will operate as an upgradient monitoring well for Wynn Oil and a downgradient monitoring well for the other company.

        In May 1989, Wynn's Climate Systems received notice that it had been identified as a generator of hazardous waste that had been shipped to the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site") for treatment. CRI was engaged in the business of recycling and reclaiming spent solvents and other hazardous wastes at the CRI Site until it ceased operations in February 1989. Wynn's Climate Systems is one of approximately 100 hazardous waste generators who have been identified as potentially responsible parties for the CRI Site. A PRP Steering Committee (the "Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. As of March 15, 1994, approximately 88 PRPs, including Wynn's Climate Systems, have agreed to participate in the Committee for the CRI Site. PRPs who have agreed to participate in the Committee have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the Committee. As of March 15, 1994, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by Committee members was less than one percent (1%).

        In January 1991, Wynn's Climate Systems received a letter from the Texas Water Commission (the "TWC") that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TWC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TWC. Performance of this work was completed in late 1991. Wynn's Climate Systems submitted a copy of the report of its consultants to the TWC in January 1992. In 1994, Wynn's Climate Systems received a letter from the TWC requesting additional information. Wynn's Climate Systems is cooperating with the requests of the TWC.

        In January 1990, Precision received a letter from the EPA regarding the Saad Site in Nashville, Tennessee. The owner of the Saad Site engaged in reclamation and recycling activities at the Site, which resulted in soil and groundwater contamination. The letter stated that Precision may be a PRP for the Saad Site. The EPA subsequently requested Precision to furnish information about its involvement with the Saad Site. Precision has provided the information requested. Precision's records indicated that a predecessor entity sent wastes to the Saad Site in the mid-1970s. Based on that information, Precision joined the Saad Site Steering Committee as a Limited Member. In February 1992, the Company received a letter stating that the Allocation Committee had concluded that Precision should become a Full Member of the Steering Committee and thus share proportionately in the liability for the cleanup. Precision responded by letter that there was no legal basis to hold it responsible for the activities of the predecessor entity. As of March 15, 1994, the Allocation Committee has not responded to Precision's letter.

        In 1992, Precision identified an area at its Lebanon, Tennessee facility which contained oil stained soils. Precision retained outside environmental consultants to investigate the nature and extent of the contamination. The remedial investigation is underway and Precision intends to take any necessary remedial actions.

        In March 1992, an inactive subsidiary of the Company received a letter from the then lessee ("Lessee") of a parcel of real property in Compton, California formerly leased by this subsidiary. The letter stated that the Lessee had discovered soil contamination at the site and asserted that the Company's subsidiary may be liable for the cost of cleanup. The letter stated that the Lessee was investigating the nature and extent of the soil contamination. In July 1993, the Company received a letter from the owner of the real property stating that the owner had asserted a claim against the Lessee to pay the cost of remediation and that the owner may assert a claim against the Company. The Company has determined that the Lessee has filed for voluntary reorganization under the federal bankruptcy laws. The Company does not know the extent of the contamination or the estimated cost of cleanup at this site.

FOREIGN CURRENCY FLUCTUATIONS

        In 1993, the United States dollar generally appreciated in value compared to 1992 in the currencies of most countries in which the Company does business. This appreciation caused sales and operating profit to be lower than what would have been reported if exchange rates had remained constant during 1993. In 1993, the Equity Adjustment from Foreign Currency Translation account on the Consolidated Balance Sheet declined by $2.1 million, which caused a corresponding reduction in Total Stockholders' Equity. See "Foreign Operations."

PATENTS, TRADEMARKS AND LICENSE AGREEMENTS

        The Company holds a number of patents and trademarks which are used in the operation of its businesses. There is no known challenge to the Company's rights under any material patents or material trademarks. In 1989, Wynn Oil filed a lawsuit in the federal district court in Detroit, Michigan against another company and its principal stockholder for infringement of Wynn Oil's X-Tend(R) trademark. In February 1994, the court awarded Wynn Oil $2.0 million in damages. The court also indicated it would award prejudgment interest and attorneys' fees to Wynn Oil. Following the entry of a final judgment, the defendants are expected to appeal the trial court's decision. See "Legal Proceedings."

SEASONALITY OF THE BUSINESS

        Although sales at the Company's divisions are somewhat seasonal, the consolidated results of operations generally do not reflect seasonality.

RESEARCH AND DEVELOPMENT

        Wynn Oil maintains research and product performance centers in Azusa, California; St. Niklaas, Belgium; Paris, France; and Edenvale, South Africa. The main activities of the research staff are the development of new specialty chemicals and other products, improvement of existing products, including finding new applications for their use, evaluation of competitive products and performance of quality control procedures.

        Precision maintains research and engineering facilities in Lebanon, Tennessee; Lynchburg, Virginia; and Orillia, Ontario, Canada. Research and development is an important aspect of Precision's business as Precision has developed and continues to develop numerous specialized compounds to meet the specific needs of its various customers. Precision also has technical centers at its Lebanon, Tennessee, Lynchburg, Virginia, and Orillia, Ontario, Canada facilities to construct prototype products and to perform comprehensive testing of materials and products. Precision maintains extensive research, development and engineering facilities to provide outstanding service to its customers.

FOREIGN OPERATIONS

        The following table shows sales to foreign customers for 1993, 1992 and 1991:

                                                              1993                    1992                     1991
                                                          ------------            ------------              -----------
Total Sales Outside the United States:                    $102,907,000            $103,962,000              $93,927,000
   Percent of Net Sales                                       36.1%                   35.6%                    34.3%
     Sales by Foreign Subsidiaries                         $92,911,000             $93,866,000              $81,383,000
       Percent of Net Sales                                   32.6%                   32.2%                    29.7%
     Export Sales by Domestic Subsidiaries                  $9,996,000             $10,096,000              $12,544,000
       Percent of Net Sales                                    3.5%                    3.4%                     4.6%

        Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Therefore, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 4 and Note 15 of "Notes to Consolidated Financial Statements" on pages 25 and 29 through 31, respectively, of the 1993 Annual Report, which are hereby incorporated by reference.

        The value of any foreign currency relative to the United States dollar is affected by a variety of factors. It is exceedingly difficult to predict what such value may be at any time in the future. Consequently, the ability of the Company to control the impact of foreign currency fluctuations is limited.

        A material portion of the Company's business is conducted outside the United States. Therefore, the Company's ability to continue such operations or maintain their profitability is to some extent subject to control and regulation by the United States government and foreign governments.

EMPLOYEES

        At December 31, 1993, the Company had 1,978 employees.

        A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 1995. The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the United Rubber, Cork, Linoleum and Plastic Workers of America. The collective bargaining agreement for the unit will expire in February 1997.

        A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc., an affiliate of Precision, are represented by a local of the International Chemical Workers Union. The collective bargaining agreement for this facility expires in February 1996.

        The Company considers its relations with its employees to be good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, who are appointed annually, are as follows:

                                                                                   Executive
                                                                                 Officer Since                  Age
                                                                                ---------------                -----
James Carroll                  President and Chief Executive Officer                 1988                       64

Seymour A. Schlosser           Vice President-Finance and Chief Financial            1989                       48
                               Officer

Gregg M. Gibbons               Vice President-Corporate Affairs, General             1986                       41
                               Counsel and Secretary

        The principal occupations of Mr. Carroll and Mr. Gibbons for the past five years have been their current respective positions with the Company. Prior to his employment with the Company in July 1989, Mr. Schlosser was Vice President-Finance of EECO Incorporated (electronic components) from

August 1987 to June 1989 and Controller of Baker Hughes Incorporated and its predecessor, Baker International Corporation (oil field services and process technologies) from July 1984 to August 1987. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any executive officers of the Company.

ITEM 2.  PROPERTIES

        The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction:

                                                                  If Lease,
                                     Held in Fee     Square        Year of
       Location                      or by Lease     Footage     Termination     Present Use
       --------                      -----------     -------     -----------     -----------
WYNN'S INTERNATIONAL, INC.

  Orange, California                   Lease          6,894         1996        Administrative


AUTOMOTIVE PARTS AND ACCESSORIES:


WYNN'S-PRECISION, INC.

  Domestic
  --------

  Lebanon, Tennessee                   Fee          140,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Lebanon, Tennessee                   Fee           52,000          --         Manufacturing

  Lebanon, Tennessee                   Fee           35,000          --         Manufacturing

  Livingston, Tennessee                Fee           33,000          --         Manufacturing,
                                                                                Warehouse

  Tempe, Arizona                       Fee           32,572          --         Manufacturing,
                                                                                Warehouse

  Rancho Cucamonga, California         Lease          2,880         1996        Warehouse

  Elgin, Illinois                      Lease          1,100         1995        Warehouse

  Farmington Hills, Michigan           Lease          1,963         1998        Administrative

  Grand Rapids, Michigan               Lease          2,000         1997        Warehouse

  Golden Valley, Minnesota             Lease          3,800         1996        Warehouse

                                                                  If Lease,
                                     Held in Fee     Square        Year of
       Location                      or by Lease     Footage     Termination     Present Use
       --------                      -----------     -------     -----------     -----------
  Charlotte, North Carolina            Lease          1,838         1996        Warehouse

  Buffalo, New York                    Lease          2,340         1995        Warehouse

  Dayton, Ohio                         Lease          4,295         1995        Warehouse

  Bensalem, Pennsylvania               Lease          2,326         1994        Warehouse

  Indianapolis, Indiana                Lease          1,800         1996        Warehouse

  Fort Worth, Texas                    Lease          3,600         1995        Warehouse

  Lenexa, Kansas                       Lease          2,089         1994        Warehouse


  Foreign
  -------

  Orillia, Ontario, Canada             Fee           48,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Concord, Ontario, Canada             Lease          3,455         1994        Warehouse

  Edmonton, Alberta, Canada            Lease          2,700         1996        Warehouse

  Calgary, Alberta, Canada             Lease          1,600    Month-to-Month   Warehouse

  Aldershot, England                   Lease          2,300         1995        Warehouse


DYNAMIC SEALS, INC.

  Lynchburg, Virginia                  Fee           80,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Houston, Texas                       Lease         14,000         1995        Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Houston, Texas                       Lease         14,000         1995        Warehouse

                                                                  If Lease,
                                     Held in Fee     Square        Year of
       Location                      or by Lease     Footage     Termination     Present Use
       --------                      -----------     -------     -----------     -----------
WYNN'S CLIMATE SYSTEMS, INC.


  Domestic
  --------

 Fort Worth, Texas                     Fee          210,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

 Fort Worth, Texas                     Lease        112,724         1994        Warehouse,
                                                                                Administrative

 Fort Worth, Texas                     Lease         49,000         1994        Warehouse,
                                                                                Administrative

 Paramount, California                 Lease         11,055         1994        Warehouse,
                                                                                Administrative

 Cranbury, New Jersey                  Lease          6,942         1994        Warehouse

 Madison Heights, Michigan             Lease          1,100         1994        Administrative

 Littleton, Colorado                   Lease          4,839         1995        Service Center

 Northglenn, Colorado                  Lease          3,840         1995        Service Center

 Colorado Springs, Colorado            Lease          6,600         1997        Service Center

 Phoenix, Arizona                      Lease         15,000         1994        Service Center

 Mesa, Arizona                         Lease          4,400         1996        Service Center


 Foreign
 -------

 Tamworth, Staffordshire, England      Lease         14,000    Month-to-Month   Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

PETROCHEMICAL SPECIALTIES:

WYNN OIL COMPANY

  Domestic
  --------

  Azusa, California                    Fee          122,630          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

                                                                  If Lease,
                                     Held in Fee     Square        Year of
       Location                      or by Lease     Footage     Termination     Present Use
       --------                      -----------     -------     -----------     -----------
  Foreign
  -------

  Frenchs Forest,                      Lease         24,224         1995        Warehouse,
    New South Wales, Australia                                                  Administrative

  Carrington, New South Wales,         Lease         13,175         1996        Warehouse,
    Australia                                                                   Administrative

  Malaga, Western Australia,
    Australia                          Lease          8,363         1994        Warehouse,
                                                                                Administrative

  St. Niklaas, Belgium                 Fee           82,600          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Mississauga, Ontario, Canada         Lease         16,894         1995        Warehouse,
                                                                                Administrative

  Mississauga, Ontario, Canada         Lease          2,536         1997        Service Center

  Vancouver, British Columbia, Canada  Lease          2,582         1997        Service Center

  Reading, Berkshire, England          Lease          6,692         1994        Warehouse,
                                                                                Administrative

  Strasbourg, France                   Lease            557         1997        Administrative

  Paris, France                        Lease          8,853         1997        Administrative

  Cestas, France                       Lease         11,405         1999        Warehouse,
                                                                                Administrative

  Cestas, France                       Lease          2,034         1994        Warehouse

  Lyon, France                         Lease            465         1998        Administrative

  Vitrolles, France                    Lease            715         1994        Administrative

  Rungis-Cedex, France                 Lease          8,264    Month-to-Month   Warehouse,
                                                                                Administrative

  St. Etienne, France                  Lease            929         1996        Administrative

  Abbeville, France                    Lease            929    Month-to-Month   Administrative

  Thiers, France                       Lease            465         1994        Administrative

  Toulouse, France                     Lease            485         1995        Administrative

                                                                  If Lease,
                                     Held in Fee     Square        Year of
       Location                      or by Lease     Footage     Termination     Present Use
       --------                      -----------     -------     -----------     -----------
  Celle, Germany                       Lease          7,209         2002        Warehouse,
                                                                                Administrative

  Mexico City, Mexico                  Lease          3,766         1996        Warehouse,
                                                                                Administrative

  Wynberg, Transvaal, South Africa     Fee           32,280          --         Warehouse,
                                                                                Administrative

  Edenvale, Transvaal, South Africa    Fee           10,921          --         Leased to Third Party

  Arganda del Rey, Madrid, Spain       Lease         11,840    Month-to-Month   Manufacturing,
                                                                                Warehouse

  Caracas, Venezuela                   Lease          1,615    Month-to-Month   Administrative


BUILDERS HARDWARE:

ROBERT SKEELS & COMPANY

  Compton, California                  Fee           59,019          --         Warehouse,
                                                                                Administrative

  Fullerton, California                Lease          1,600         1994        Warehouse,
                                                                                Administrative

  Los Angeles, California              Lease         10,000         1994        Warehouse,
                                                                                Administrative

        The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1994 and 1995, the Company believes it will be able to renew such leases on acceptable terms or find suitable, alternative facilities.

ITEM 3.  LEGAL PROCEEDINGS

        Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the results of operations or the financial position of Registrant based on information presently known to Registrant.

        In February 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of Wynn Oil Company v. American Way Service Corporation and Thomas A. Warmus, Case No. 89-CV-71777-DT, awarded Wynn Oil the sum of $2,023,645 in damages in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. The trial court also indicated that it would award prejudgment interest and attorneys' fees to Wynn Oil upon application to the court. Wynn Oil is seeking prejudgment interest and attorneys' fees in an aggregate amount of between approximately $1.2 million and $1.5 million. Following the entry of a final judgment by the trial court, the defendants are expected to appeal the trial court's decision to the United States Court of Appeals for the Sixth Circuit. No portion of this judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case have been expensed as incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1993.


                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

        The information appearing under "Common Stock Price and Cash Dividends Per Share: 1993-1992" on page 13 of the 1993 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 33 of the 1993 Annual Report is hereby incorporated by reference.

        On February 7, 1994, the Board of Directors of Registrant declared a cash dividend of $0.11 per share payable March 31, 1994 to stockholders of record on March 14, 1994.

        Under a long-term loan agreement with an insurance company, Registrant's ability to pay dividends may be restricted under certain circumstances. At the present time, Registrant believes that these restrictions will not have an impact on the declaration of future dividends.

        It is expected that Registrant will continue to pay dividends in the future.

ITEM 6.      SELECTED FINANCIAL DATA

        Incorporated by reference from page 13 of the 1993 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference from the 1993 Annual Report, pages 14 through 17.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated financial statements of Registrant at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from the 1993 Annual Report, pages 13 and 18 through 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4, 5 and 21 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 1994 ("Registrant's 1994 Proxy Statement") is hereby incorporated by reference. A list of executive officers of Registrant is provided in Part I of this report.

ITEM 11.     EXECUTIVE COMPENSATION

        The information appearing under "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" on pages 6 through 10 of Registrant's 1994 Proxy Statement is hereby incorporated by reference. The Report of the Compensation Committee on pages 10 through 12 of Registrant's 1994 Proxy Statement shall not be deemed to be incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of Registrant's 1994 Proxy Statement is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under "Certain Relationships and Related Transactions" on page 21 of Registrant's 1994 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

   (a)       1.  See Index to Financial Statements and Financial Statement
                 Schedules Covered By Report of Independent Auditors.
             2.  See Index to Financial Statements and Financial Statement
                 Schedules Covered By Report of Independent Auditors.
             3.  See Index to Exhibits.

   (b) No Reports on Form 8-K were filed by Registrant during the last quarter of 1993.

                           WYNN'S INTERNATIONAL, INC.

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
              SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))


                                                                                          Page References
                                                                                -------------------------------------
                                                                                Form 10-K          1993 Annual Report
                                                                                ---------          ------------------
Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 1993   . . . . . . . . .                                  19

Consolidated Balance Sheets at December 31, 1993 and 1992 . . . . . . . .                                  20

Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended December 31, 1993  . . . . . .                                  21

Consolidated Statements of Cash Flows for each of
    the three years in the period ended December 31, 1993   . . . . . . .                                22 - 23

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .                                24 - 32

Consolidated schedules for each of the three years in
    the period ended December 31, 1993:
      VIII    -  Valuation and qualifying accounts  . . . . . . . . . . .           23
        IX    -  Short-term borrowings  . . . . . . . . . . . . . . . . .           24
         X    -  Supplementary income statement information . . . . . . .           25


       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

       The consolidated financial statements listed in the above index, which are included in the 1993 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1993 Annual Report is not deemed to be filed as part of this report.

                           WYNN'S INTERNATIONAL, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1993


    Allowance for
  doubtful accounts
    deducted from            Balance at           Charged to
       accounts              beginning             costs and           Deductions          Balance at
      receivable              of year              expenses               (1)              end of year
 ------------------          ----------           ----------        --------------         -----------
         1993                 $2,644,000          $  (39,000)        $  (757,000)          $1,848,000
                              ==========          ==========         =============          ==========

         1992                 $3,206,000          $1,028,000         $(1,590,000)          $2,644,000
                              ==========          ==========         ============          ==========

         1991                 $1,884,000          $2,027,000        $   (705,000)          $3,206,000
                              ==========          ==========        =============          ==========





____________________

(1)  Represents accounts written off against the reserve.

                           WYNN'S INTERNATIONAL, INC.

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                      THREE YEARS ENDED DECEMBER 31, 1993


                                                             Maximum amount                            Weighted
                                              Year end       outstanding at      Average amount        average
                                              weighted       any month end        outstanding       interest rate
  Notes payable          Balance at            average         during the          during the         during the
     to banks            end of year        interest rate         year                year               year
  --------------         -----------        -------------    -------------       --------------     -------------
       1993              $   809,000              7.7%         $1,512,000         $1,177,000            10.5%
                         ===========            ======         ==========         ==========            =====

       1992              $   940,000             12.5%         $4,354,000         $1,744,000            10.3%
                         ===========             =====         ==========         ==========            =====

       1991              $   696,000             11.1%         $8,337,000         $4,976,000             8.0%
                         ===========             =====         ==========         ==========            =====




        Notes payable represent obligations payable under several credit agreements to various banks. Borrowings are arranged on an as-needed basis at various terms and at the banks' most advantageous prevailing rates (see Note 7 of "Notes to Consolidated Financial Statements" on page 26 of the 1993 Annual Report).

        The average amount outstanding during the year was computed by averaging the month-end balances during the year. The weighted average interest rate was computed by dividing interest expense by the average amount outstanding. In 1993, the majority of the average outstanding borrowings were incurred by foreign subsidiaries in countries with interest rates above prevailing rates in the United States.

                           WYNN'S INTERNATIONAL, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      THREE YEARS ENDED DECEMBER 31, 1993



                                                                              Charged to costs and expenses
                                                                ---------------------------------------------------
                                                                   1993                 1992                 1991
                                                                   ----                 ----                 ----
             Advertising costs                                  $4,120,000           $4,311,000           $4,241,000
                                                                ==========           ==========           ==========

             Repairs and Maintenance                            $3,499,000           $3,382,000           $3,104,000
                                                                ==========           ==========           ==========



        All other information has been omitted since the required information is not present in amounts sufficient to require inclusion in this schedule or because the information required is included in the consolidated financial statements, including the notes thereto.

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes each of James Carroll, Seymour A. Schlosser and Gregg M. Gibbons as attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1994.

                                        WYNN'S INTERNATIONAL, INC.


                                        By            JAMES CARROLL
                                            ------------------------------------
                                                      James Carroll
                                                         President
                                                  Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date
    ----

March 25, 1994                         By          WESLEY E. BELLWOOD
                                            ------------------------------------
                                                   Wesley E. Bellwood
                                                 Chairman of the Board



March 25, 1994                         By            JAMES CARROLL
                                            ------------------------------------
                                                     James Carroll
                                                        President
                                                 Chief Executive Officer
                                                        Director

    Date
    ----

March 25, 1994                         By         SEYMOUR A. SCHLOSSER
                                            ----------------------------------
                                                  Seymour A. Schlosser
                                                 Vice President-Finance
                                                (Principal Financial and
                                                   Accounting Officer)



March 25, 1994                         By             BARTON BEEK
                                            ----------------------------------
                                                      Barton Beek
                                                        Director



March 25, 1994                         By            JOHN D. BORIE
                                            ----------------------------------
                                                     John D. Borie
                                                        Director



March 25, 1994                         By          BRYAN L. HERRMANN
                                            ----------------------------------
                                                    Bryan L. Herrmann
                                                        Director



March 25, 1994                         By          ROBERT H. HOOD, JR.
                                            ----------------------------------
                                                   Robert H. Hood, Jr.
                                                        Director



March 25, 1994                         By          RICHARD L. NELSON
                                            ----------------------------------
                                                   Richard L. Nelson
                                                        Director



March 25, 1994                         By            JAMES D. WOODS
                                            ----------------------------------
                                                     James D. Woods
                                                        Director

                           WYNN'S INTERNATIONAL, INC.

                               INDEX TO EXHIBITS
                                  (Item 14(a))


              Exhibit
               Number                                          Description
               ------                                          -----------
                 3.1      Certificate of  Incorporation,  as  amended,  of  Registrant  (incorporated  herein  by reference to Exhibit 3.1  to Registrant's Report on Form 10-K for the fiscal year ended
                          December 31, 1987)

                 3.2      Certificate  of Designations  of  Junior  Participating Preferred  Stock  (incorporated herein by reference to  Exhibit 4.2 to Registrant's Report  on Form 8-K dated  March 3,
                          1989)

                 3.3      By-Laws, as amended, of Registrant

                 4.1      Note  Agreement,  dated  March  5,  1986,  between  Registrant  and  Metropolitan  Life
                          Insurance Company  (incorporated herein  by reference  to Exhibit  4.1 to  Registrant's
                          Report on Form 8-K dated March 5, 1986)

                 4.2      Shareholder Rights Agreement,  dated as of March 3,  1989, between Registrant and First
                          Interstate Bank of  California, as Rights Agent  (incorporated by reference to  Exhibit
                          4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

                 4.3      Amendment No. 1 to  Shareholder Rights Agreement, dated June 11, 1990  (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form  8-K dated June 11, 1990)

                10.1      Employment Agreement,  dated December  8, 1992,  between Registrant  and James  Carroll
                          (incorporated herein by reference to Exhibit 10.1  to Registrant's Report on Form  10-K
                          for the fiscal year ended December 31, 1992)

                10.2      Employment Agreement, dated December 16, 1992,  between Registrant and Gregg M. Gibbons
                          (incorporated herein by  reference to Exhibit 10.2 to  Registrant's Report on Form 10-K
                          for the fiscal year ended December 31, 1992)

              Exhibit
               Number                                          Description
               ------                                          -----------
                10.3      Employment Agreement,  dated  December 16,  1992,  between  Registrant and  Seymour  A.
                          Schlosser (incorporated herein by  reference to Exhibit 10.3 to  Registrant's Report on
                          Form 10-K for the fiscal year ended December 31, 1992)

                10.4      Wynn's International,  Inc. Amended  and Restated  1980 Stock  Option and  Appreciation
                          Rights  Plan  (incorporated  herein   by  reference  to  Exhibit  4.1  to  Registrant's
                          Registration Statement on Form S-8, Registration No. 2-68157)

                10.5      Wynn's International,  Inc.  Amended and  Restated  1982  Incentive Stock  Option  Plan
                          (incorporated  herein  by  reference  to  Exhibit  4.2  to  Registrant's   Registration
                          Statement on Form S-8, Registration No. 2-68157)

                10.6      Wynn's International,  Inc. Stock-Based  Incentive Award Plan  (incorporated herein  by reference  to  Exhibit  28.1  to  Registrant's  Registration  Statement  on  Form  S-8,
                          Registration No.  33-30296 and Exhibit 28.2  to Registrant's  Registration Statement on
                          Form S-8, Registration No. 33-64090)

                10.7      Wynn's International, Inc. 1994 Corporate Management Incentive Plan

                10.8      Deferred Compensation Agreement, dated  November 30, 1990, between Registrant and James
                          Carroll (incorporated  herein by reference  to Exhibit 10.9  to Registrant's Report  on
                          Form 10-K for the fiscal year ended December 31, 1990)

                10.9      Deferred Compensation Agreement, dated  February 15, 1993, between Registrant and James
                          Carroll (incorporated herein  by reference to Exhibit  10.11 to Registrant's  Report on
                          Form 10-K for the fiscal year ended December 31, 1992)

               10.10      Deferred  Compensation Agreement,  dated April 23,  1993, between  Registrant and James
                          Carroll

               10.11      Form of Indemnification Agreement between Registrant and a director of Registrant

                  11      Computation of net income per common share - primary and assuming full dilution

              Exhibit
               Number                                          Description
               ------                                          -----------
                  13      Portions of  Registrant's Annual  Report  to  Stockholders for  the fiscal  year  ended
                          December 31,  1993 which  have been expressly  incorporated by  reference as a  part of this Annual Report on Form 10-K

                  22      Subsidiaries of Registrant

                  23      Consent of Independent Auditors