Form 10-Q
period 1994-03-31
WYNNS INTERNATIONAL INC
filed 1994-05-10
CIK 108721

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended MARCH 31, 1994 Commission File No. 1-7200

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________________
                                to _________________


                          WYNN'S INTERNATIONAL, INC.

                (Exact name of Registrant as specified in its charter)

                 DELAWARE                                 95-2854312


   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


500 NORTH STATE COLLEGE BLVD., ORANGE, CA.                  92668

(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (714)938-3700


Former name, former address & former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes (X)    No ( )


At May 5, 1994, Registrant had 5,548,117 shares of common stock outstanding.

===============================================================================

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                   ----------

                                                                      Page No.
                                                                      --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1994 (unaudited) and
              December 31, 1993                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1994 and 1993                                                3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31
              1994 and 1993                                               4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                         6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-9

Part II - Other Information

       Item 1 - Legal Proceedings                                         10

       Item 6 - Exhibits and Reports on Form 8-K                          11

       Exhibit 11 - Computation of Net Income Per                         12
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per                         12
                    Common Share - Assuming Full Dilution

Signatures                                                                13

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)


                                                      March 31
                                                        1994        December 31
                                     ASSETS         (unaudited)        1993
                                                    -----------     -----------
Current assets:
  Cash and cash equivalents                          $ 10,071        $ 21,397
  Accounts receivable, less $1,963 allowance for
    doubtful accounts ($1,848 at December 31, 1993)    53,833          46,631
  Inventories:
    Finished goods                                     19,770          19,929
    Raw materials and work in process                  20,875          18,895
                                                     --------        --------
                                                       40,645          38,824
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $4,382 at March 31, 1994 and $3,176
    at December 31, 1993)                              11,846          10,772
                                                     --------        --------
      Total current assets                            116,395         117,624

Property, plant and equipment, at cost less
  accumulated depreciation and amortization            42,199          40,912

Other assets                                            9,000           9,263
                                                     --------        --------
                                                     $167,594        $167,799
                                                     ========        ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $  1,050        $    809
  Accounts payable                                     24,459          19,564
  Dividends payable                                       615             610
  Taxes based on income                                 2,685           2,494
  Accrued liabilities                                  24,123          24,636
  Long-term debt due within one year                    8,240           8,180
                                                     --------        --------
      Total current liabilities                        61,172          56,293

Long-term debt due after one year                      15,141          23,389

Deferred taxes based on income                          4,262           3,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                -               -
  Common stock, $1 par value;
    10,000,000 shares authorized, 5,895,367
      shares issued (5,877,322 at December 31, 1993)    5,895           5,877
  Capital in excess of par value                        9,520           9,275
  Retained earnings                                    78,964          76,873
  Equity adjustment from foreign currency
    translation                                        (2,693)         (2,814)
  Unearned compensation                                (1,086)         (1,188)
  Common stock held in treasury 347,250 shares,
    at cost (347,250 at December 31, 1993)             (3,581)         (3,581)
                                                     --------        --------
      Total stockholders' equity                       87,019          84,442
                                                     --------        --------
                                                     $167,594        $167,799
                                                     ========        ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands Except Per Share amounts)





                                                   Three Months Ended
                                                  ---------------------
                                                        March 31
                                                  ---------------------
                                                    1994         1993
                                                  --------     --------
Revenues:
  Net sales                                       $ 76,783     $ 70,508
  Interest income                                      181          209
                                                  --------     --------
                                                    76,964       70,717
                                                  --------     --------
Cost and expenses:
  Cost of sales                                     51,044       46,909
  Selling, general & administrative                 20,436       19,391
  Interest expense                                     867        1,084
                                                  --------     --------
                                                    72,347       67,384
                                                  --------     --------

Income before taxes based on income                  4,617        3,333
Provision for taxes based on income                  1,916        1,466
                                                  --------     --------
Net income                                        $  2,701     $  1,867
                                                  ========     ========

Income per share of common stock:
  Primary                                            $ .48        $ .34
                                                  ========     ========

  Fully diluted                                      $ .46        $ .33
                                                  ========     ========

Cash dividend per common share                       $ .11        $ .10
                                                  ========     ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1994           1993
                                                     --------       --------
Cash flows from operating activities:
  Cash received from customers                       $ 69,391       $ 63,737
  Cash paid to suppliers and employees                (64,406)       (57,481)
  Cash paid on warranty kit claims                     (1,670)        (1,642)
  Interest received                                       231            241
  Interest paid                                        (1,635)        (2,137)
  Income taxes paid                                    (2,378)          (840)
  Other cash disbursements - net                           (7)           -
                                                     --------       --------
    Net cash provided by (used in)
      operating activities                               (474)         1,878
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (2,967)        (1,901)
  Proceeds from sale of property, plant & equip.          267            206
  Other cash receipts - net                                16              3
                                                     --------       --------
    Net cash used in investing activities              (2,684)        (1,692)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  241            572
  Payments of long-term debt                           (7,938)        (8,215)
  Dividends paid                                         (605)          (985)
  Proceeds from exercise of stock options                  13             83
                                                     --------       --------
    Net cash used in financing activities              (8,289)        (8,545)
                                                     --------       --------

Effect of exchange rate changes                           121           (368)
                                                     --------       --------

Net decrease in cash and cash equivalents             (11,326)        (8,727)
                                                     --------       --------

Cash and cash equivalents at beginning of year         21,397         14,667
                                                     --------       --------
Cash and cash equivalents at March 31                $ 10,071       $  5,940
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

                            (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1994           1993
                                                     --------       --------
Reconciliation of net income to net cash
  provided by (used in) operating activities
- - --------------------------------------------

Net income                                           $  2,701       $  1,867
                                                     --------       --------

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       1,676          1,644
    Provision for uncollectible accounts                  140             91
    Pension plan expense (income) not funded               14            (43)
    Postretirement medical benefits not funded             68             84
    Amortization of stock compensation                    102              -
    Gain on sale of property, plant & equipment            (3)             -
    Provision (benefit) for deferred income taxes        (653)         1,408
    Decrease (increase) in:
      Accounts receivable (net)                        (7,342)        (6,739)
      Inventories                                      (1,821)         1,501
      Prepaid expenses                                    132            963
      Other assets                                        112            (86)
    Increase (decrease) in:
      Accounts payable                                  4,895          3,258
      Warranty kit reserves                               (75)            88
      Taxes based on income                               191           (782)
      Accrued liabilities                                (611)        (1,376)
                                                     --------       --------
    Total adjustments                                  (3,175)            11
                                                     --------       --------

Net cash provided by (used in) operating
    activities                                       $   (474)      $  1,878
                                                     ========       ========

Supplemental disclosure of noncash investing
  and financing activities
- - --------------------------------------------

In 1994, additional common stock was issued upon the conversion of $250,000 of long-term debt.

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 1994 AND 1993





1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary to a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1993 Annual Report to Shareholders.

2) The results of operations for the three months ended March 31, 1994 are not necessarily indicative of results of operations for the year ending December 31, 1994. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                                 Three months ended March 31
                                 ---------------------------

                                      1994          1993
                                   ---------     ---------
                 Primary           5,671,004     5,523,143
                 Fully diluted     6,104,904     6,034,298



      As previously reported, on August 4, 1993 the Registrant declared a 3 for 2 stock split effected in the form of a dividend of one share of the Registrant's common stock for every two shares currently outstanding, to shareholders of record on August 26, 1993. For 1993, the number of shares and the related earnings per share data reflect retroactively this stock split.

                          WYNN'S INTERNATIONAL, INC.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Comparison of the three months ended March 31, 1994 and 1993
- - ------------------------------------------------------------

Net sales for the first quarter of 1994 increased 9% to $76.8 million compared to $70.5 million in the first quarter of 1993. Sales increased 11% for the Automotive Parts & Accessories Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc. (WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues increased 23% in the first quarter of 1994 compared to the first quarter of 1993, principally due to higher sales volumes at the Tennessee and Virginia operations. Precision's revenue growth was due primarily to the higher U.S. automotive production rates and the general increase in industrial activity. WCS experienced a 3% decrease in sales during the first quarter of 1994 compared to the first quarter of 1993. The decrease was due primarily to a reduction in sales to Rover resulting from the previously announced expira-tion of a supply agreement. Sales to Mazda, an importer of vehicles from Japan, increased 16% during the most recent quarter compared to the prior year due to increased kit sales for the 323 model. Sales to the aftermarket, in-cluding WCS service centers, increased 16% during the quarter. Sales of WCS' refrigerant recycling machines also increased in the current quarter compared to the prior year due to the successful introduction of the new Omega machine.

Sales for the Petrochemical Specialties Division, principally car care products, increased 6% in the most recent quarter compared to the first quarter of 1993. Sales increased 26% in the United States compared to the prior year primarily due to higher export sales and sales of product warranty kits. Sales from outside the United States decreased slightly from the prior year primarily due to sluggish economic conditions in Europe. Excluding the effect of foreign exchange rate fluctuations, worldwide net sales increased 9% in the most recent quarter compared to the comparable quarter in 1993.

Sales of the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, decreased 1% in the first quarter compared to the first quarter of 1993, due to the continued recessionary conditions in the southern California economy and the continued depressed level of commercial building activity.

The consolidated cost of sales for the first quarter of 1994 was 66.5% of sales, the same as in the first quarter of 1993. The gross margin percentage increased at Precision due to the higher production and sales volume, while the margin percentage decreased at WCS and the Petrochemical Specialties Division due to a change in the sales mix at each entity. The gross margin percentage improved slightly at the Builders Hardware Division.

Selling, general and administrative expenses in the first quarter of 1994 were $20.4 million (26.6% of sales) compared to $19.4 million (27.5% of sales) for the first quarter of 1993. The increase in total selling, general and admin-istrative expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - -------------------------------------------------

is primarily attributable to higher severance and incentive compensation costs. The decrease in selling, general and administrative expenses as a percentage of sales is due to the higher sales volumes at Precision and the Petrochemical Specialties Division. During the quarter ended March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The cumulative effect of the account-ing change was not material. Interest expense declined due primarily to the reduction of the Company's 10.75% long-term debt resulting from principal payments of $7.9 million each in March 1993 and 1994.

Income before taxes based on income increased 39% to $4.6 million in 1994 from $3.3 million in the first quarter of 1993. In the Automotive Parts & Accessories Division, Precision had a substantial increase in operating profit compared to the first quarter of 1993 principally as a result of higher sales and production volumes and the related higher gross profit. WCS experienced a 37% decrease in operating profit in the first quarter compared to the same period in 1993, principally due to the previously described expiration of the supply agreement with Rover. The Petrochemical Specialties Division experi-enced a 39% increase in operating profit due primarily to improved results at its U.S. based operations. Operating profit increased at the Builders Hardware Division due to the improved gross margin and lower operating costs.

The effective tax rate in the first quarter of 1994 was 41.5% compared to 44% in the first quarter of 1993. The decrease reflects the anticipated reduction in the 1994 full year rate to 41.5%, which is lower than the 43.2% full year rate in 1993. The decline in the full year's rate is due to the expected high-er proportion of United States income in 1994 compared to 1993. United States corporate income is taxed at a rate of 34% to 35%, which is lower than most of the corporate income tax rates applicable in the foreign jurisdictions in which the Company operates.

Net income increased 45% to $2.7 million in the first quarter of 1994 compared to $1.9 million in the first quarter of 1993, reflecting the increase in pretax income and the lower effective income tax rate. Primary income per share increased to $.48 from $.34 in the first quarter of 1993 due to the higher net income. (The 1993 share and per share amounts have been adjusted retroactively to reflect the 3 for 2 stock split effected in September 1993.) The number of shares used in the calculation of earnings per share increased 3% in 1994 primarily due to the restricted stock award to a key executive in December 1993 and the conversion of convertible notes in 1993 and 1994. In the first quarter of 1994, the holder of the Company's 9% Convertible Subordinated Debentures converted $250,000 of the outstanding amount into 17,045 shares of common stock of the Company. Fully diluted earnings per share increased in 1994 compared to 1993 primarily due to the increased net income.


FINANCIAL CONDITION
- - -------------------

Working capital at the end of the first quarter was $55.2 million compared to $61.3 million at December 31, 1993. The current ratio was 1.90 to 1 at the end of the first quarter of this year compared to 2.09 to 1 at December 31, 1993. The decrease in working capital and the current ratio compared to December 31, 1993 was caused by the use of internally generated funds to pay the second installment of $7.9 million of the Company's 10.75% long-term debt in March 1994. The remaining outstanding

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - -------------------------------------------------

principal balance of the Company's 10.75% senior debt is scheduled to be repaid in two additional annual installments of $7.9 million each due respectively in March 1995 and 1996. The Company anticipates funding the March 1995 repayment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet forseeable working capital requirements.

Accounts receivable at March 31, 1994 increased $7.2 million from December 31, 1993, principally as a result of Precision's higher sales compared to the quarter ended December 31, 1993 and WCS's monthly sales pattern in the first quarter of 1994 compared to the fourth quarter of 1993. Inventories increased to $40.6 million at the end of the first quarter of this year compared to $38.8 million at December 31, 1993. At the Petrochemical Specialties Division, inventory increased $1.3 million due to the higher revenue levels and addition-al orders for coolant recycling equipment. Inventory also increased slightly at Precision and WCS, but decreased at the Builders Hardware Division.

During the three months ended March 31, 1994, the Company purchased $3.0 mil-lion of new property, plant and equipment, primarily for the Automotive Parts & Accessories Division. The Company anticipates that capital expenditures will be approximately $14 million in 1994 and will be funded by cash flow from operations.

Stockholders' equity at March 31, 1994 was $87.0 million or $15.68 per share compared to $84.4 million or $15.27 per share at December 31, 1993. The increase of $2.6 million is attributable to net income of $2.7 million, $0.3 million from common stock transactions, a $0.1 million increase in the foreign currency translation account and a $0.1 million reduction in the adjustment for unearned compensation, reduced by $0.6 million of dividends declared.

                         PART II - OTHER INFORMATION

                          WYNN'S INTERNATIONAL, INC.

                          ITEM 1 - LEGAL PROCEEDINGS





Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company and its subsidiaries. The Company believes that such claims and actions should not have any material adverse effect upon the results of operations or the financial position of the Company based upon information presently known to the Company.

On May 2, 1994, the trial court in the previously reported case of Wynn Oil Company v. American Way Service Corporation and Thomas A. Warmus awarded Wynn Oil Company approximately $1,166,000 in prejudgment interest and attorneys' fees to bring the total judgment to approximately $3,190,000. Defendants are expected to file a timely appeal to the trial court's decision. No portion of this judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case have been expensed as incurred.

                          WYNN'S INTERNATIONAL, INC.

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K





(a)   Exhibit No. 11 - Computation of net income per common share - primary and assuming full dilution.

(b) Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                                                   Exhibit 11

                          WYNN'S INTERNATIONAL, INC.

             COMPUTATION OF NET INCOME PER COMMON SHARE - PRIMARY
               (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                            March 31
                                                     ------------------------
                                                       1994           1993
                                                     ---------      ---------
Net income                                           $   2,701      $   1,867
                                                     =========      =========

Weighted average number of shares issued             5,540,285      5,410,653

Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average market
  price                                                120,767        112,490

Dilutive effect of assumed issuance of
  performance shares                                     9,952           -
                                                     ---------      ---------

Common and common equivalent shares                  5,671,004      5,523,143
                                                     =========      =========

Income per common share                              $     .48      $     .34
                                                     =========      =========


     COMPUTATION OF NET INCOME PER COMMON SHARE - ASSUMING FULL DILUTION
               (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                            March 31
                                                     ------------------------
                                                       1994           1993
                                                     ---------      ---------
Net income                                           $   2,701      $   1,867
Net interest expense from convertible notes                 92            105
                                                     ---------      ---------
  Adjusted net income                                $   2,793      $   1,972
                                                     =========      =========

Weighted average number of shares issued             5,540,285      5,410,653

Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average or
  ending market price, whichever is higher             120,767        129,327

Dilutive effect of assumed issuance of
  performance shares                                     9,952           -

Dilutive effect of assumed conversion of
  notes outstanding                                    433,900        494,318
                                                     ---------      ---------

Fully diluted shares                                 6,104,904      6,034,298
                                                     =========      =========

Income per common share                              $     .46      $     .33
                                                     =========      =========

Note: All 1993 calculations reflect retroactively the 3 for 2 stock split effected in September 1993.

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             WYNN'S INTERNATIONAL, INC.
                                   -------------------------------------------
                                                    (Registrant)






Date    May 10, 1994                             JAMES CARROLL
     ------------------            -------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date    May 10, 1994                         SEYMOUR A. SCHLOSSER
     ------------------            --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)