Form 10-Q
period 1994-06-30
WYNNS INTERNATIONAL INC
filed 1994-08-10
CIK 108721

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended   June 30, 1994   Commission File No. 1-7200

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the securities
    Exchange Act of 1934

    For the transition period from _________________
                                to _________________


                          WYNN'S INTERNATIONAL, INC.


             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  95-2854312

   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


500 NORTH STATE COLLEGE BLVD., ORANGE, CA.                92668

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (714) 938-3700


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


At August 5, 1994, Registrant had 5,554,867 shares of common stock outstanding.

===============================================================================

                         WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                     Page No.
                                                                     --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1994 (unaudited) and
              December 31, 1993                                          2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Six Months Ended June 30,
              1994 and 1993                                              3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1994 and 1993                                             4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7-10

Part II - Other Information

       Item 1 - Legal Proceedings                                       11

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                        12

       Item 6 - Exhibits and Reports on Form 8-K                        13

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary                              14

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution               15

Signatures                                                              16

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                       June 30
                                                         1994      December 31
                                     ASSETS          (unaudited)      1993
                                                     -----------   -----------
Current assets:
  Cash and cash equivalents                           $  7,230      $ 21,397
  Accounts receivable, less $1,869 allowance for
    doubtful accounts ($1,848 at December 31, 1993)     55,985        46,631
  Inventories:
    Finished goods                                      20,285        19,929
    Raw materials and work in process                   20,442        18,895
                                                     ---------     ---------
                                                        40,727        38,824
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $5,402 at June 30, 1994 and $3,176
    at December 31, 1993)                               13,128        10,772
                                                     ---------     ---------
      Total current assets                             117,070       117,624

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             44,027        40,912

Other assets                                             8,615         9,263
                                                     ---------     ---------
                                                      $169,712      $167,799
                                                     =========     =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $    887      $    809
  Accounts payable                                      20,990        19,564
  Dividends payable                                        612           610
  Taxes based on income                                  1,728         2,494
  Accrued liabilities                                   26,665        24,636
  Long-term debt due within one year                     8,216         8,180
                                                     ---------     ---------
      Total current liabilities                         59,098        56,293

Long-term debt due after one year                       15,160        23,389

Deferred taxes based on income                           4,907         3,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -             -
  Common stock, $1 par value;
    20,000,000 shares authorized, 5,902,117
      shares issued (5,877,322 at December 31, 1993)     5,902         5,877
  Capital in excess of par value                         9,624         9,275
  Retained earnings                                     81,711        76,873
  Equity adjustment from foreign currency
    translation                                         (2,125)       (2,814)
  Unearned compensation                                   (984)       (1,188)
  Common stock held in treasury 347,250 shares,
    at cost (347,250 at December 31, 1993)              (3,581)       (3,581)
                                                     ---------     ---------
      Total stockholders' equity                        90,547        84,442
                                                     ---------     ---------
                                                      $169,712      $167,799
                                                     =========     =========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands Except Per Share amounts)





                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                       ------------------  ------------------
                                         1994      1993      1994      1993
                                       --------  --------  --------  --------
Revenues:
  Net sales                            $ 76,865  $ 71,320  $153,648  $141,828
  Interest income                            96       134       277       343
                                       --------  --------  --------  --------
                                         76,961    71,454   153,925   142,171
                                       --------  --------  --------  --------
Cost and expenses:
  Cost of sales                          50,748    47,159   101,792    94,068
  Selling, general & administrative      19,829    19,040    40,265    38,431
  Interest expense                          732       953     1,599     2,037
                                       --------  --------  --------  --------
                                         71,309    67,152   143,656   134,536
                                       --------  --------  --------  --------

Income before taxes based on income       5,652     4,302    10,269     7,635
Provision for taxes based on income       2,294     1,893     4,210     3,359
                                       --------  --------  --------  --------
Net income                             $  3,358  $  2,409  $  6,059  $  4,276
                                       ========  ========  ========  ========

Income per share of common stock:
  Primary                                 $ .59     $ .44     $1.07     $ .77
                                       ========  ========  ========  ========

  Fully diluted                           $ .56     $ .42     $1.02     $ .74
                                       ========  ========  ========  ========


Cash dividend per common share            $ .11     $ .10     $ .22     $ .20
                                       ========  ========  ========  ========


See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)




                                                            Six Months Ended
                                                                June 30
                                                        -----------------------
                                                          1994           1993
                                                        --------       --------
Cash flows from operating activities:
  Cash received from customers                          $144,522       $137,136
  Cash paid to suppliers and employees                  (133,318)      (121,359)
  Cash paid on warranty kit claims                        (3,629)        (3,350)
  Interest received                                          338            277
  Interest paid                                           (1,796)        (2,274)
  Income taxes paid                                       (6,001)        (1,925)
  Other cash disbursements - net                             (42)            (5)
                                                        --------       --------
    Net cash provided by operating activities                 74          8,500
                                                        --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment              (6,517)        (4,564)
  Proceeds from sale of property, plant and equipment        573            414
  Other cash receipts - net                                   73              2
                                                        --------       --------
    Net cash used in investing activities                 (5,871)        (4,148)
                                                        --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                      78            431
  Payments of long-term debt                              (7,943)        (8,246)
  Dividends paid                                          (1,219)        (1,527)
  Proceeds from exercise of stock options                    124             83
                                                        --------       --------
    Net cash used in financing activities                 (8,960)        (9,259)
                                                        --------       --------

Effect of exchange rate changes                              590         (1,335)
                                                        --------       --------

Net decrease in cash and cash equivalents                (14,167)        (6,242)
                                                        --------       --------

Cash and cash equivalents at beginning of year            21,397         14,667
                                                        --------       --------
Cash and cash equivalents at June 30                    $  7,230       $  8,425
                                                        ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

                            (Dollars in Thousands)



                                                            Six Months Ended
                                                                June 30
                                                        ----------------------
                                                          1994          1993
                                                        --------      --------
Reconciliation of net income to net cash
  provided by operating activities
- - - ----------------------------------------

Net income                                              $  6,059      $  4,276
                                                        --------      --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          3,426         3,322
    Provision for uncollectible accounts                      66           186
    Pension plan expense (income) not funded                  23           (64)
    Postretirement medical benefits not funded               103           157
    Amortization of stock compensation                       204             -
    Gain on sale of property, plant & equipment              (11)           (3)
    Provision (benefit) for deferred income taxes         (1,025)        1,614
    Decrease (increase) in:
      Accounts receivable (net)                           (9,420)       (4,758)
      Inventories                                         (1,903)        6,302
      Prepaid expenses                                      (130)          354
      Other assets                                           301            11
    Increase (decrease) in:
      Accounts payable                                     1,426        (3,018)
      Warranty kit reserves                                  556           290
      Taxes based on income                                 (766)         (180)
      Accrued liabilities                                  1,165            11
                                                        --------      --------
    Total adjustments                                     (5,985)        4,224
                                                        --------      --------

Net cash provided by operating activities               $     74      $  8,500
                                                        ========      ========

Supplemental disclosure of noncash investing
  and financing activities
- - - --------------------------------------------

In 1994 and 1993, additional common stock was issued upon the conversion of $250,000 of long-term debt in each period.

See accompanying notes

                         WYNN'S INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           JUNE 30, 1994 AND 1993





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

2) The results of operations for the six months ended June 30, 1994 are not necessarily indicative of results of operations for the year ending December 31, 1994. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                             Three Months                  Six Months
                             Ended June 30                Ended June 30
                             -------------                -------------

                           1994          1993           1994           1993
                        ---------     ---------      ---------      ---------
      Primary           5,689,195     5,519,699      5,683,574      5,521,421
      Fully diluted     6,115,330     6,012,098      6,115,001      6,023,198


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

                         WYNN'S INTERNATIONAL, INC.

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- - - ---------------------

Comparison of the three months ended June 30, 1994 and 1993
- - - -----------------------------------------------------------

Net sales for the second quarter of 1994 increased 8% to $76.9 million compared to $71.3 million in the second quarter of 1993. Sales increased 7% for the Automotive Parts & Accessories Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc.
(WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues increased 22% in the second quarter of 1994 compared to the second quarter of 1993, principally due to higher sales volumes at the Tennessee and Virginia operations. Precision's revenue growth was caused primarily by the higher U.S. automotive production rates and the general increase in industrial activity. WCS experienced a 10% decrease in sales during the second quarter of 1994 compared to the second quarter of 1993. The decrease was due primarily to a reduction in sales to Rover resulting from the previously announced expiration of a supply agreement. Sales to Mazda, an importer of vehicles from Japan, decreased 7% during the most recent quarter compared to the prior year due to decreased kit sales for the 323 model. Sales to the aftermarket, including WCS service centers, increased 43% during the quarter. Sales of WCS' refrigerant recycling machines decreased in the current quarter compared to the relatively strong quarter in the prior year.

Sales for the Petrochemical Specialties Division, principally car care products, increased 9% in the most recent quarter compared to the second quarter of 1993. Sales increased 20% in the United States compared to the prior year primarily due to higher export and DU-ALL equipment sales and sales of product warranty kits. Foreign subsidiary sales increased 4% from the prior year primarily due to increased sales from this Division's French and Belgium operations. Excluding the effect of foreign exchange rate fluctuations, worldwide net sales increased 12% in the most recent quarter compared to the comparable quarter in 1993.

Sales of the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, were virtually the same in the second quarter of 1994 compared to the second quarter of 1993.

The consolidated cost of sales for the second quarter of 1994 was 66.0% of sales, a slight improvement from 66.1% in the second quarter of 1993. The gross margin percentage increased at Precision due to the higher production and sales volume, while the gross margin percentage declined at WCS due to the lower sales to Rover. The gross margin percentage decreased at the Petrochemical Specialties Division due to a change in the sales mix. The gross margin percentage improved at the Builders Hardware Division.

Selling, general and administrative expenses in the second quarter of 1994 were $19.8 million (25.8% of sales) compared to $19.0 million (26.7% of sales) for the second quarter of 1993. The increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Petrochemical Specialties Division, Precision and WCS. The increase in expenses at Precision and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - - -------------------------------------------------


Petrochemical Specialties Division reflects increased spending associated with higher revenues, although as a percentage of sales, expenses declined at both operations. Operating expenses increased at WCS due to start-up costs associated with the implementation of new component technology programs. WCS is continuing to refocus on becoming a major supplier of air conditioning system components with higher value-added content. Interest expense declined due primarily to the reduction of the Company's 10.75% long-term debt resulting from a principal payment of $7.9 million in March 1994.

Income before taxes based on income increased 31% to $5.7 million in 1994 from $4.3 million in the second quarter of 1993. In the Automotive Parts & Accessories Division, Precision had a substantial increase in operating profit compared to the second quarter of 1993 principally as a result of higher sales and production volumes and the related higher gross profit. WCS experienced a sharp decrease in operating profit in the second quarter compared to the same period in 1993, principally due to the previously described expiration of the supply agreement with Rover and start-up costs associated with the new component technology programs. The Petrochemical Specialties Division experienced a 15% increase in operating profit due primarily to improved results at its U.S. based and French operations. Operating profit increased at the Builders Hardware Division due to the improved gross margin and lower operating costs.

The effective tax rate in the second quarter of 1994 was 40.6% compared to 44.0% in the second quarter of 1993. The decrease reflects the anticipated reduction in the 1994 full year rate to 41.0%, which is lower than the 43.2% full year rate in 1993. The decline in the full year's rate is due to the expected higher proportion of United States income in 1994 compared to 1993. United States corporate income is taxed at a rate of 34% to 35%, which is lower than most of the corporate income tax rates applicable in the foreign jurisdictions in which the Company operates.

Net income increased 39% to $3.4 million in the second quarter of 1994 compared to $2.4 million in the second quarter of 1993, reflecting the increase in pretax income and the lower effective income tax rate. Primary income per share increased to $.59 from $.44 in the second quarter of 1993 due to the higher net income. (The 1993 share and per share amounts have been adjusted retroactively to reflect the 3 for 2 stock split effected in September 1993.) The number of shares used in the calculation of earnings per share increased 3% in 1994 primarily due to the restricted stock award to a key executive in December 1993 and the conversion of convertible notes during 1993 and during the first quarter of 1994. Fully diluted earnings per share increased in 1994 compared to 1993 due to the increased net income.

Comparison of the six months ended June 30, 1994 and 1993
- - - ---------------------------------------------------------

Net sales for the first half of 1994 increased 8% to $153.6 million from $141.8 million in the same period of last year. Sales were up 9% for the Automotive Parts & Accessories Division. Revenues decreased 6% at WCS due to reduced sales to Rover, GM and Chrysler, partially offset by higher sales to the aftermarket, including WCS service centers. Precision's sales increased 22% compared to the first six months of 1993 due to increasing automobile production and sales in the U.S. compared to the same period in 1993. Sales for the Petrochemical Specialties Division increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - - -------------------------------------------------


8% in the first six months of 1994 compared to the same period in 1993 due primarily to improved sales in the United States, France and Belgium. Sales for the Builders Hardware Division were virtually the same compared to the first half of the prior year.

Total cost of sales for the first half of 1994 was 66.3%, the same as in the first half of 1993. Both Precision and the Petrochemical Specialties Division experienced increased gross margins, but WCS had a reduction in its gross margin. Precision's gross margin improved due to higher volumes and continuing cost reduction efforts, despite ongoing price pressures. The increase in gross margin at the Petrochemical Specialties Division was the result of higher sales volumes, partially offset by a change in sales mix.
The decrease in margin at WCS compared to 1993 is due primarily to the reasons discussed in the analysis of the second quarter.

Selling, general and administrative expenses increased to $40.3 million for the first six months of 1994 from $38.4 million for the same period in 1993. The increase primarily reflects higher spending levels due to higher revenues at the Petrochemical Specialties Division and Precision. Corporate expenses were also above the 1993 level due to increased incentive compensation and the adoption in the first quarter of 1994 of a new accounting standard for postemployment benefits. The decrease in selling, general and administrative expenses as a percentage of sales from 27.1% in 1993 to 26.2% in 1994 is due to the higher sales volumes at Precision and the Petrochemical Specialties Division.

Income before taxes based on income increased to $10.3 million from $7.6 million in the first half of 1993. The Petrochemical Specialties Division had a 25% increase in operating profit compared to the first half of last year primarily due to the reasons discussed in the second quarter. In the Automotive Parts & Accessories Division, WCS recorded a sharp decrease in oper-ating profit during the first six months of 1994 compared to the same period in 1993, principally due to reduced gross profit from the lower sales. Precision had a substantial increase in operating profit compared to the first half of 1993 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profits of the Builders Hardware Division increased compared to the first half of 1993 due to management's continued control of all costs.

Net income increased to $6.1 million in the first half of 1994 from $4.3 million in the same period in 1993 due to the growth in income before taxes and a decrease in the effective tax rate to 41% from 44% in the six months ended June 30, 1993. The decrease in the effective tax rate is due to the reasons discussed in the analysis of the second quarter.

The increase in primary earnings per share from 1994 over 1993 is attributable to the increase in net income in 1994, partially offset by approximately 3% more shares outstanding in 1994 compared to 1993 as explained in the analysis of the second quarter. Fully diluted earnings per share increased in 1994 compared to 1993 due to the higher net income.

FINANCIAL CONDITION
- - - -------------------

Working capital at the end of the second quarter was $58.0 million compared to $61.3 million at December 31, 1993. The current ratio was 1.98 to 1 at the end of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - - -------------------------------------------------


second quarter of this year compared to 2.09 to 1 at December 31, 1993. The decreases in working capital and the current ratio compared to December 31, 1993 were caused by the use of internally generated funds to pay the second installment of $7.9 million of the Company's 10.75% long-term debt in March 1994. The remaining outstanding principal balance of the Company's 10.75% senior debt is scheduled to be repaid in two additional annual installments of $7.9 million each due respectively in March 1995 and 1996. The Company anticipates funding the March 1995 repayment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet forseeable working capital requirements, including the scheduled repayment of debt. Effective July 1, 1994 the Company's two $15 million committed bank lines of credit were each renewed for a three-year period on substantially the same terms as the expiring one-year lines of credit.

Accounts receivable at June 30, 1994 increased $9.4 million from December 31, 1993, principally as a result of the higher sales at Precision and the Petrochemical Specialties Division compared to the quarter ended December 31, 1993 and WCS's seasonal offering of extended terms to selected customers in the first half of 1994. Inventories increased to $40.7 million at the end of the second quarter of this year compared to $38.8 million at December 31, 1993. At the Petrochemical Specialties Division and Precision, inventories increased $1.2 million and $.5 million, respectively, due to the higher revenue levels. Inventory also increased slightly at WCS, but decreased at the Builders Hardware Division.

During the six months ended June 30, 1994, the Company purchased $6.5 million of new property, plant and equipment, primarily for the Automotive Parts & Accessories Division. The Company anticipates that capital expenditures will be approximately $14 million in 1994 and will be funded by cash flow from operations.

Stockholders' equity at June 30, 1994 was $90.5 million or $16.30 per share compared to $84.4 million or $15.27 per share at December 31, 1993. The increase of $6.1 million is attributable to net income of $6.1 million, $.3 million from common stock transactions, a $.7 million increase in the foreign currency translation account and a $.2 million reduction in the adjustment for unearned compensation, reduced by $1.2 million of dividends declared.

On May 11, 1994, at the Annual Meeting of Stockholders, the stockholders approved an increase in the authorized shares of the Company's common stock from 10,000,000 to 20,000,000 shares. The stockholders also approved the adoption of an employee stock purchase plan and a stock option plan for nonemployee directors.

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

Registrant previously reported that one of its subsidiaries had been awarded a total amount of approximately $3.2 million in lost profits, prejudgment interest and attorneys' fees in the case of Wynn Oil Company v. American Way
                                            --------------------------------
Service Corporation and Thomas A. Warmus which related to infringement of a
- - - ----------------------------------------
registered trademark of Registrant's subsidiary. Defendants have filed a timely appeal of the trial court's decision with the United States Court of Appeals (6th Circuit), but have not sought a stay of the judgment or filed a supersedeas bond. No portion of this judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case are being expensed as incurred.

                          WYNN'S INTERNATIONAL, INC.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS





The Company held its Annual Meeting of Stockholders on May 11, 1994. At such meeting, the stockholders approved the following matters:

     1.  The election of three directors for three-year terms ending in 1997;

     2. An amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 10,000,000 to 20,000,000;

     3.  The Company's Employee Stock Purchase Plan;

     4.  The Company's Non-Employee Directors' Stock Option Plan; and

     5. The appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 1994.

The number of votes cast for, against or withheld and the number of abstentions and broker nonvotes as to each matter voted upon at the meeting are as follows:

         Item                   For        Withheld
         ----                   ---        --------
Election of Directors:

Wesley E. Bellwood           4,565,049      408,171
John D. Borie                4,549,409      423,811
James D. Woods               4,564,409      408,811

                                                                       Broker
         Item                   For         Against     Abstained     Nonvotes
         ----                   ---         -------     ---------     --------
Amendment to Certificate
of Incorporation             4,256,401      642,464        6,925             0

Employee Stock Purchase
Plan                         3,980,554      454,412       11,342       432,284

Non-Employee Directors'
Stock Option Plan            3,877,211      526,297       16,375       432,284

Appointment of Ernst &
Young                        5,028,592       32,096        2,750             0


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

                                                                     Exhibit 11

                          WYNN'S INTERNATIONAL, INC.

             COMPUTATION OF NET INCOME PER COMMON SHARE - PRIMARY
               (Dollars in Thousands Except Per Share Amounts)

                                                          Three Months Ended
                                                                June 30
                                                        -----------------------
                                                          1994          1993
                                                        ---------     ---------
Net income                                              $   3,358     $   2,409
                                                        =========     =========

Weighted average number of shares issued                5,548,710     5,419,173

Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average market
  price                                                   123,585       100,526

Dilutive effect of assumed issuance of
  performance shares                                       16,900          -
                                                        ---------     ---------

Common and common equivalent shares                     5,689,195     5,519,699
                                                        =========     =========

Income per common share                                 $     .59     $     .44
                                                        =========     =========
                                                            Six Months Ended
                                                                June 30
                                                        -----------------------
                                                          1994          1993
                                                        ---------     ---------
Net income                                              $   6,059     $   4,276
                                                        =========     =========

Weighted average number of shares issued                5,544,498     5,414,913

Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average market
  price                                                   122,176       106,508

Dilutive effect of assumed issuance of
  performance shares                                       16,900          -
                                                        ---------     ---------

Common and common equivalent shares                     5,683,574     5,521,421
                                                        =========     =========

Income per common share                                 $    1.07     $     .77
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

                                                                     Exhibit 11
                          WYNN'S INTERNATIONAL, INC.

     COMPUTATION OF NET INCOME PER COMMON SHARE - ASSUMING FULL DILUTION
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                                June 30
                                                        -----------------------
                                                          1994          1993
                                                        ---------     ---------
Net income                                              $   3,358     $   2,409
Net interest expense from convertible notes                    91           104
                                                        ---------     ---------
  Adjusted net income                                   $   3,449     $   2,513
                                                        =========     =========

Weighted average number of shares issued                5,548,710     5,419,173
Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average or
  ending market price, whichever is higher                123,585       106,473

Dilutive effect of assumed issuance of
  performance shares                                       16,900          -

Dilutive effect of assumed conversion of
  notes outstanding                                       426,135       486,452
                                                        ---------     ---------

Fully diluted shares                                    6,115,330     6,012,098
                                                        =========     =========

Income per common share                                 $     .56     $     .42
                                                        =========     =========

                                                           Six Months Ended
                                                                June 30
                                                        -----------------------
                                                          1994          1993
                                                        ---------     ---------
Net income                                              $   6,059     $   4,276
Net interest expense from convertible notes                   183           209
                                                        ---------     ---------
  Adjusted net income                                   $   6,242     $   4,485
                                                        =========     =========

Weighted average number of shares issued                5,544,498     5,414,913
Net shares assumed issued using the treasury
  stock method for stock options outstanding
  during each period based on average or
  ending market price, whichever is higher                123,585       117,900

Dilutive effect of assumed issuance of
  performance shares                                       16,900          -

Dilutive effect of assumed conversion of
  notes outstanding                                       430,018       490,385
                                                        ---------     ---------

Fully diluted shares                                    6,115,001     6,023,198
                                                        =========     =========

Income per common share                                 $    1.02     $     .74
                                                        =========     =========

Note: All 1993 calculations reflect retroactively the 3 for 2 stock split effected in September 1993.

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           WYNN'S INTERNATIONAL, INC.
                                   -------------------------------------------
                                                  (Registrant)






Date      August 9, 1994                         JAMES CARROLL
    -------------------------      -------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date      August 9, 1994                     SEYMOUR A. SCHLOSSER
    -------------------------      -------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)