Form 10-Q
period 1994-09-30
WYNNS INTERNATIONAL INC
filed 1994-11-14
CIK 108721

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1994

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _________________
                                to _________________

Commission File No. 1-7200

                           Wynn's International, Inc.

            (Exact name of Registrant as specified in its charter)

            Delaware                                      95-2854312

    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


500 North State College Blvd., Suite 700, Orange, CA         92668

(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (714) 938-3700


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


At November 7, 1994, Registrant had 5,566,867 shares of common stock outstanding.

================================================================================

                             WYNN'S INTERNATIONAL, INC.


                                     I N D E X
                                     ----------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1994 (unaudited) and
              December 31, 1993                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Nine Months Ended
              September 30, 1994 and 1993                                  3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1994 and 1993                                 4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                         6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-10

Part II - Other Information

       Item 1 - Legal Proceedings                                         11

       Item 6 - Exhibits and Reports on Form 8-K                          12

Signatures                                                                13


Exhibits

   Exhibit 11 - Computation of Net Income Per
                Common Share - Primary

   Exhibit 11 - Computation of Net Income Per
                Common Share - Assuming Full Dilution

   Exhibit 27 - Financial Data Schedule

                             WYNN'S INTERNATIONAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Thousands)

                                                       September 30
                                                           1994      December 31
                                       ASSETS          (unaudited)      1993
                                                       -----------   -----------
Current assets:
  Cash and cash equivalents                             $ 12,713      $ 21,397
  Accounts receivable, less $1,946 allowance for
    doubtful accounts ($1,848 at December 31, 1993)       51,204        46,631
  Inventories:
    Finished goods                                        20,978        19,929
    Raw materials and work in process                     19,221        18,895
                                                       ---------     ---------
                                                          40,199        38,824
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $5,831 at September 30, 1994 and $3,176
    at December 31, 1993)                                 13,720        10,772
                                                       ---------     ---------
      Total current assets                               117,836       117,624

Property, plant and equipment, at cost less
  accumulated depreciation and amortization               46,050        40,912

Other assets                                               8,508         9,263
                                                       ---------     ---------
                                                        $172,394      $167,799
                                                       =========     =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $     34      $    809
  Accounts payable                                        19,614        19,564
  Dividends payable                                          613           610
  Taxes based on income                                    1,244         2,494
  Accrued liabilities                                     27,658        24,636
  Long-term debt due within one year                       8,173         8,180
                                                       ---------     ---------
      Total current liabilities                           57,336        56,293

Long-term debt due after one year                         15,124        23,389

Deferred taxes based on income                             6,342         3,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                   -             -
  Common stock, $1 par value;
    20,000,000 shares authorized, 5,909,117
      shares issued (5,877,322 at December 31, 1993)       5,909         5,877
  Capital in excess of par value                           9,708         9,275
  Retained earnings                                       84,143        76,873
  Equity adjustment from foreign currency
    translation                                           (1,705)       (2,814)
  Unearned compensation                                     (882)       (1,188)
  Common stock held in treasury 347,250 shares,
    at cost (347,250 at December 31, 1993)                (3,581)       (3,581)
                                                       ---------     ---------
      Total stockholders' equity                          93,592        84,442
                                                       ---------     ---------
                                                        $172,394      $167,799
                                                       =========     =========

See accompanying notes

                             WYNN'S INTERNATIONAL, INC.

               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                  (Dollars in Thousands Except Per Share amounts)





                                        Three Months Ended    Nine Months Ended
                                           September 30          September 30
                                       -------------------   -------------------
                                         1994       1993       1994       1993
                                       --------   --------   --------   --------
Revenues:
  Net sales                            $ 72,216   $ 73,193   $225,864   $215,021
  Interest income                           147        123        424        466
                                       --------   --------   --------   --------
                                         72,363     73,316    226,288    215,487
                                       --------   --------   --------   --------
Cost and expenses:
  Cost of sales                          46,931     49,481    148,723    143,549
  Selling, general & administrative      19,860     18,598     60,125     57,029
  Interest expense                          696        917      2,295      2,954
                                       --------   --------   --------   --------
                                         67,487     68,996    211,143    203,532
                                       --------   --------   --------   --------

Income before taxes based on income       4,876      4,320     15,145     11,955
Provision for taxes based on income       1,833      1,841      6,043      5,200
                                       --------   --------   --------   --------
Net income                             $  3,043   $  2,479   $  9,102   $  6,755
                                       ========   ========   ========   ========


Income per share of common stock:
  Primary                                 $ .53      $ .45      $1.60      $1.22
                                       ========   ========   ========   ========

  Fully diluted                           $ .51      $ .43      $1.53      $1.17
                                       ========   ========   ========   ========


Cash dividend per common share            $ .11      $ .11      $ .33      $ .31
                                       ========   ========   ========   ========


See accompanying notes

                             WYNN'S INTERNATIONAL, INC.

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                               (Dollars in Thousands)


                                                           Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                          1994           1993
                                                        --------       --------
Cash flows from operating activities:
  Cash received from customers                          $221,383       $210,481
  Cash paid to suppliers and employees                  (195,746)      (178,558)
  Cash paid on warranty kit claims                        (5,776)        (5,068)
  Interest received                                          497            330
  Interest paid                                           (2,946)        (3,976)
  Income taxes paid                                       (7,408)        (4,313)
  Other cash disbursements - net                             (78)           (22)
                                                        --------       --------
    Net cash provided by operating activities              9,926         18,874
                                                        --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment              (9,891)        (7,154)
  Proceeds from sale of property, plant and equipment        634            511
  Other cash receipts - net                                   84              3
                                                        --------       --------
    Net cash used in investing activities                 (9,173)        (6,640)
                                                        --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                    (775)           199
  Payments of long-term debt                              (8,022)        (8,338)
  Dividends paid                                          (1,829)        (2,118)
  Proceeds from exercise of stock options                    215            204
  Other cash disbursements - net                             -               (1)
                                                        --------       --------
    Net cash used in financing activities                (10,411)       (10,054)
                                                        --------       --------

Effect of exchange rate changes                              974         (1,466)
                                                        --------       --------

Net increase (decrease) in cash and cash equivalents      (8,684)           714
                                                        --------       --------

Cash and cash equivalents at beginning of year            21,397         14,667
                                                        --------       --------
Cash and cash equivalents at September 30               $ 12,713       $ 15,381
                                                        ========       ========


See accompanying notes

                             WYNN'S INTERNATIONAL, INC.

                               (Dollars in Thousands)

                                                           Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                          1994           1993
                                                        --------       --------
Reconciliation of net income to net cash
  provided by operating activities
- - ----------------------------------------
Net income                                              $  9,102       $  6,755
                                                        --------       --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          5,074          4,996
    Provision for uncollectible accounts                     171            217
    Pension plan income not funded                            (2)           (50)
    Postretirement medical benefits not funded               129            224
    Amortization of stock compensation                       306             -
    Gain on sale of property, plant & equipment              (20)           (11)
    Provision (benefit) for deferred income taxes           (115)         1,396
    Decrease (increase) in:
      Accounts receivable (net)                           (4,745)        (4,676)
      Inventories                                         (1,375)         9,756
      Prepaid expenses                                      (292)           161
      Other assets                                           294             50
    Increase (decrease) in:
      Accounts payable                                        50             98
      Warranty kit reserves                                1,159            449
      Taxes based on income                               (1,250)          (508)
      Accrued liabilities                                  1,440             17
                                                        --------       --------
    Total adjustments                                        824         12,119
                                                        --------       --------

Net cash provided by operating activities               $  9,926       $ 18,874
                                                        ========       ========

Supplemental disclosure of noncash investing
  and financing activities
- - --------------------------------------------

In 1994 and 1993, additional common stock was issued upon the conversion of $250,000 and $500,000, respectively, of long-term debt in each period.

See accompanying notes

                         WYNN'S INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1994 AND 1993





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

2) The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of results of operations for the year ending December 31, 1994. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                             Three Months                 Nine Months
                          Ended September 30           Ended September 30
                          ------------------           ------------------

                           1994          1993           1994          1993
                        ---------     ---------      ---------     ---------
      Primary           5,694,637     5,559,143      5,685,344     5,533,995
      Fully diluted     6,141,688     6,046,169      6,134,797     6,040,458


                         WYNN'S INTERNATIONAL, INC.

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- - ---------------------

Comparison of the three months ended September 30, 1994 and 1993
- - ----------------------------------------------------------------

Net sales for the third quarter of 1994 were $72.2 million, a 1% decrease compared to $73.2 million in the third quarter of 1993. Sales decreased 12% for the Automotive Parts & Accessories Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc.
(WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues increased 21% in the third quarter of 1994 compared to the third quarter of 1993, principally due to higher sales volumes at the Tennessee and Virginia operations. Precision's revenue growth was attributable to the higher vehicle production rates in the U.S. automotive and offroad construction industries and the general increase in U.S. industrial activity. WCS experienced a 47% decrease in sales during the third quarter of 1994 compared to the third quarter of 1993. The revenue decline was attributable to the previously announced conclusion of a substantial part of WCS' Mazda kit assembly business and a reduction in sales to Rover resulting from the previously announced expiration of a supply agreement. Sales to Mazda, an importer of vehicles from Japan, decreased 71% during the most recent quarter compared to the prior year due to decreased kit sales for the 323 model. Sales to the aftermarket, including WCS service centers, increased 19% during the quarter.

Sales for the Petrochemical Specialties Division, principally car care products, increased 19% in the most recent quarter compared to the third quarter of 1993. Sales increased 40% in the United States compared to the prior year primarily due to higher sales of product warranty kits and sales to direct export customers. Foreign subsidiary sales increased 10% from the prior year primarily due to increased sales from this division's French, Australian and South African operations. Excluding the effect of foreign exchange rate fluctuations, worldwide net sales increased 15% in the most recent quarter compared to the comparable quarter in 1993.

Sales by the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, were slightly higher in the third quarter of 1994 compared to the third quarter of 1993.

The consolidated cost of sales for the third quarter of 1994 was 65.0% of sales, an improvement from 67.6% in the third quarter of 1993 due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher production and sales volume, while the gross margin percentage declined at WCS due to the lower sales to Rover. The gross margin percentage decreased at the Petrochemical Specialties Division due to a change in the sales mix. The gross margin percentage improved at the Builders Hardware Division.

Selling, general and administrative expenses in the third quarter of 1994 were $19.9 million (27.5% of sales) compared to $18.6 million (25.4% of sales) for the third quarter of 1993. The increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Petrochemical Specialties

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - -------------------------------------------------


Division and at the parent company. The increase in expenses at the Petrochemical Specialties Division reflects increased spending associated with higher revenues, although as a percentage of sales, expenses declined. Corporate expenses increased principally due to increases in accruals for incentive compensation. Operating expenses decreased at WCS, although proportionally less than the decline in revenues, due to increased start-up costs associated with the implementation of new component technology programs. WCS is continuing to refocus on becoming a recognized supplier of air conditioning system components with higher value-added content. Operating expenses declined slightly at Precision despite the revenue increase due to continued control of all operating costs. Consolidated interest expense declined due primarily to the reduction of the Company's 10.75% long-term debt resulting from a principal payment of $7.9 million in March 1994.

Income before taxes based on income increased 13% to $4.9 million in 1994 from $4.3 million in the third quarter of 1993. In the Automotive Parts & Accessories Division, Precision had a substantial increase in operating profit compared to the third quarter of 1993 principally as a result of higher sales and production volumes and the related higher gross profit. WCS experienced an operating loss in the third quarter compared to the relatively strong performance in 1993, principally due to the lower revenues from Mazda and Rover and start-up costs associated with the new component technology programs. WCS expects to report an operating loss in the fourth quarter due to lower anticipated revenues compared to the fourth quarter of 1993. The Petrochemical Specialties Division experienced a 43% increase in operating profit in the quarter ended September 30, 1994 due primarily to improved results at its U.S. based, French and South African operations. Operating profit increased slightly at the Builders Hardware Division primarily due to the improved gross margin.

The effective tax rate in the third quarter of 1994 was 37.6% compared to 42.6% in the third quarter of 1993. The decrease reflects the anticipated reduction in the 1994 full year rate to 39.9%, which is lower than the 43.2% full year rate in 1993. The decline in the full year's rate is primarily due to the expected higher proportion of United States income in 1994 compared to 1993. United States corporate income is taxed at a rate of 34% to 35%, which is lower than most of the corporate income tax rates applicable in the foreign jurisdictions in which the Company operates.

Net income increased 23% to $3.0 million in the third quarter of 1994 compared to $2.5 million in the third quarter of 1993, reflecting the increase in pretax income and the lower effective income tax rate. Primary income per share increased to $.53 from $.45 in the third quarter of 1993 due to the higher net income. The number of shares used in the calculation of earnings per share increased 2% in 1994 primarily due to the restricted stock award to a key executive in December 1993 and the conversion of convertible notes during 1993 and during the first quarter of 1994. Fully diluted earnings per share increased in 1994 compared to 1993 due to the increased net income.

Comparison of the nine months ended September 30, 1994 and 1993
- - ---------------------------------------------------------------

Net sales for the nine months ended September 30, 1994 increased 5% to $225.9 million from $215.0 million in the same period of last year. Sales were up 2% for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - -------------------------------------------------


Automotive Parts & Accessories Division. Precision's sales increased 22% compared to the first nine months of 1993 due to the reasons discussed in the analysis of the third quarter. Revenues decreased 21% at WCS due to reduced sales to Rover, Mazda and Chrysler, partially offset by higher sales to the aftermarket, including WCS service centers. Sales for the Petrochemical Specialties Division increased 11% in the first nine months of 1994 compared to the same period in 1993 due primarily to improved sales in the United States and France. Sales for the Builders Hardware Division were virtually the same compared to the first nine months of the prior year.

Total cost of sales for the first nine months of 1994 was 65.8% compared to 66.8% in the first nine months of 1993. Both Precision and the relatively small Builders Hardware Division experienced increased gross margins, but WCS and the Petrochemical Specialties Division had a reduction in gross margin. Precision's gross margin improved due to higher volumes and continuing cost reduction efforts, despite ongoing price pressures. The decrease in gross margin at the Petrochemical Specialties Division was the result of a change in sales mix. The decrease in margin at WCS compared to 1993 is due to the lower sales to Rover and Mazda.

Selling, general and administrative expenses increased to $60.1 million for the first nine months of 1994 from $57.0 million for the same period in 1993, but these expenses were essentially the same as a percentage of sales. The increase primarily reflects higher spending levels due to higher revenues at the Petrochemical Specialties Division and Precision. Corporate expenses were also above the 1993 level due to increased accruals for incentive compensation and the adoption in the first quarter of 1994 of a new accounting standard for postemployment benefits.


Income before taxes based on income increased to $15.1 million from $12.0 million in the first nine months of 1993. The Petrochemical Specialties Division had a 31% increase in operating profit compared to the first nine months of last year primarily due to the reasons discussed in the analysis of the third quarter. In the Automotive Parts & Accessories Division, WCS recorded a sharp decrease in operating profit during the first nine months of 1994 compared to the same period in 1993, principally due to reduced gross profit from the lower sales. Precision had a substantial increase in operating profit compared to the first nine months of 1993 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profits of the Builders Hardware Division increased compared to the first nine months of 1993 due to the gross margin improvement and lower operating costs.

Net income increased to $9.1 million in the first nine months of 1994 from $6.8 million in the same period in 1993 due to the growth in income before taxes and a decrease in the effective tax rate to 39.9% from 43.5% in the nine months ended September 30, 1993. The decrease in the effective tax rate is due to the reasons discussed in the analysis of the third quarter.

The increase in primary earnings per share from 1994 over 1993 is attributable to the increase in net income in 1994, partially offset by approximately 3% more shares outstanding in 1994 compared to 1993 as explained in the analysis of the third quarter. Fully diluted earnings per share increased in 1994 compared to 1993 due to the higher net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- - -------------------------------------------------


FINANCIAL CONDITION
- - -------------------

Working capital at the end of the third quarter was $60.5 million compared to $61.3 million at December 31, 1993. The current ratio was 2.06 to 1 at the end of the third quarter of this year compared to 2.09 to 1 at December 31, 1993. In March 1994, the Company used internally generated funds to pay the second installment of $7.9 million of the Company's 10.75% long-term debt.
The remaining outstanding principal balance of the Company's 10.75% senior debt is scheduled to be repaid in two additional annual installments of $7.9 million each due respectively in March 1995 and 1996. The Company anticipates funding the March 1995 repayment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet forseeable working capital requirements, including the scheduled repayment of debt.

Accounts receivable at September 30, 1994 increased $4.6 million from December 31, 1993, principally as a result of the higher sales at Precision and the Petrochemical Specialties Division compared to the quarter ended December 31, 1993. Inventories increased to $40.2 million at the end of the third quarter of this year compared to $38.8 million at December 31, 1993. At Precision, inventories increased $1.1 million due to the higher revenue levels. Inventories also increased slightly at WCS and the Builders Hardware Division, but decreased at the Petrochemical Specialties Division.

During the nine months ended September 30, 1994, the Company purchased $9.9 million of new property, plant and equipment, primarily for the Automotive Parts & Accessories Division. The Company anticipates that capital expenditures will be approximately $14 million in 1994 and will be funded by cash flow from operations.

Stockholders' equity at September 30, 1994 was $93.6 million or $16.83 per share compared to $84.4 million or $15.27 per share at December 31, 1993. The increase of $9.2 million is attributable to net income of $9.1 million, $.5 million from common stock transactions, a $1.1 million increase in the foreign currency translation account and a $.3 million reduction in the adjustment for unearned compensation, reduced by $1.8 million of dividends declared.

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





(a)   Exhibits

        11 - Computation of net income per common share - primary and assuming full dilution.

        27 - Financial Data Schedule

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







                                          WYNN'S INTERNATIONAL, INC.
                                  ------------------------------------------
                                                 (Registrant)





Date   November 10, 1994                        JAMES CARROLL
    -----------------------       -------------------------------------------
                                  James Carroll
                                  President and Chief Executive Officer





Date   November 10, 1994                    SEYMOUR A. SCHLOSSER
    -----------------------       -------------------------------------------
                                  Seymour A. Schlosser
                                  Vice President-Finance
                                  (Principal Financial and Accounting Officer)