Form 10-K405
period 1994-12-31
WYNNS INTERNATIONAL INC
filed 1995-03-28
CIK 108721

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended DECEMBER 31, 1994; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to
     ---------------------    --------------------------

COMMISSION FILE NUMBER 1-7200

                           WYNN'S INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               95-2854312
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

    500 NORTH STATE COLLEGE BOULEVARD
                SUITE 700
           ORANGE, CALIFORNIA                             92668
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (714) 938-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                             Name of Each Exchange on Which
           Title of Each Class                         Registered
- ----------------------------------------     ------------------------------
Common Stock, par value $1 per share             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]  No [   ]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $123,161,460 as of March 14, 1995. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

   On March 14, 1995, Registrant had 5,997,577 shares of common stock outstanding.

   Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1994. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1.   BUSINESS

      Wynn's International, Inc., through its subsidiaries, is engaged primarily in the automotive components business and the specialty chemicals business. The Company designs, produces and sells O-rings and other seals and molded elastomeric and thermoplastic polymer products and automotive air conditioning systems and components. The Company also formulates, produces and sells specialty chemical products and automotive service equipment and distributes, primarily in southern California, locks and hardware products manufactured by others.

      O-rings and other molded polymer products are marketed under the trade name "Wynn's-Precision." Air conditioning systems for the automotive aftermarket are marketed by the Company under the trademark FROSTEMP [REGISTERED TRADEMARK] and installation centers are operated under the trademarks MAXAIR [REGISTERED TRADEMARK] and FROSTEMP. Specialty chemical products are marketed under various trademarks, including WYNN'S [REGISTERED TRADEMARK], FRICTION PROOFING [REGISTERED TRADEMARK], X-TEND [REGISTERED TRADEMARK], SPIT FIRE [REGISTERED TRADEMARK] AND DU-ALL [REGISTERED TRADEMARK].

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

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

      The Company's operations are conducted in three industry segments:
Automotive Components; Specialty Chemicals; and Builders Hardware. Financial information relating to the Company's business segments for the five years ended December 31, 1994 is incorporated by reference from Note 14 of "Notes to Consolidated Financial Statements" on pages 29 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1994 (the "1994 Annual Report").


                              AUTOMOTIVE COMPONENTS

      The Automotive Components Division consists of Wynn's-Precision, Inc. ("Precision") and Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"). During 1994, sales of the Automotive Components Division were $176,346,000, or 60% of the Company's total net sales, as compared with $181,478,000 and 64% in 1993. The operating profit of the division in 1994 was $18,566,000, or 65% of the Company's total operating profit, as compared with $16,643,000 and 70% in 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1994 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

                             WYNN'S-PRECISION, INC.
(O-RINGS, SEALS AND OTHER MOLDED ELASTOMERIC AND THERMOPLASTIC POLYMER PRODUCTS)

PRODUCTS

      Precision and its affiliated companies design, manufacture and market a variety of static and dynamic sealing products. The principal products of Precision are O-rings, composite gaskets, engineered seals and convoluted boots and seals that are reinforced with plastic, metal and fabric. These products are made from elastomeric and thermoplastic polymers. The products are used for a variety of applications that include engines, transmissions, steering pumps and assemblies, fuel handling, suspension/brake systems, refrigeration and electronics. Precision's primary customers are manufacturers of automobiles, trucks and off-highway vehicles, fluid handling equipment, and aircraft and aerospace components, and the military.

DISTRIBUTION

      Precision sells its products primarily through a direct sales force to original equipment manufacturer ("OEM") customers. Precision also markets its products throughout the United States through independent distributors and through Company-operated regional service centers located in California, Illinois, Indiana, Kansas, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania and Texas. Precision's Canadian operation distributes products principally through a direct sales force to OEM customers, through independent distributors and through Precision-operated service centers in Canada and England.

PRODUCTION

      Precision's manufacturing facilities are located in Arizona, Tennessee, Texas, Virginia and Ontario, Canada. Precision's administrative headquarters are located at the site of its main manufacturing facility in Lebanon,
Tennessee.   Also located in Lebanon, Tennessee are Precision's own tool production facility and a facility dedicated exclusively to injection molding. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1994, Precision invested approximately $10 million in new production equipment, which expanded production capacity primarily at Precision's Lebanon, Tennessee and Virginia facilities.

      The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous sources in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1994 and are expected to continue to be available in 1995.

                          WYNN'S CLIMATE SYSTEMS, INC.
              (AUTOMOTIVE AIR CONDITIONING SYSTEMS AND COMPONENTS)


PRODUCTS AND SERVICES

      Wynn's Climate Systems designs, manufactures and markets automotive air conditioning systems and components for both automotive OEMs and the automotive aftermarket. The components include condensers, evaporator coils, injection-molded and vacuum-formed plastic parts, steel brackets, adapter kits and hose and tube assemblies. In 1994, Wynn's Climate Systems also manufactured and sold refrigerant recovery and recycling equipment ("A/C-R Equipment"). In January 1995, Wynn's Climate Systems sold substantially all of its inventory of A/C-R Equipment and will discontinue the manufacture of such equipment after December 1995. Wynn's Climate Systems also operates seven installation centers that install air conditioners and accessories for automobile dealers and retail customers.

DISTRIBUTION

      Wynn's Climate Systems sells its air conditioning components to OEM customers and distributors. It sells its air conditioning systems to OEM customers and their distributors and dealers, and to distributors in the automotive aftermarket. During 1994, Wynn's Climate Systems sold its A/C-R Equipment to end users and distributors.

PRODUCTION

      Wynn's Climate Systems manufactures its products in its 185,000 square foot facility located in Fort Worth, Texas. Wynn's Climate Systems manufactures many of the components that it uses in the production of its air conditioning systems. Outside vendors supply certain finished components such as compressors, accumulators and receiver/dryers. Adequate supplies of raw materials and components provided by outside vendors are available at present and are expected to continue to be available for the foreseeable future. Wynn's Climate Systems generally experienced only modest price increases for raw materials in 1994.


                               SPECIALTY CHEMICALS

     The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1994, net sales at Wynn Oil were $110,867,000, or 38% of the Company's total net sales, as compared to $98,318,000 and 34% for 1993. The operating profit of the division during 1994 was $9,564,000, or 34% of the Company's total operating profit, compared with $7,046,000 and 29% for 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1994 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

PRODUCTS

      The principal business of Wynn Oil is the development, manufacture and marketing of a wide variety of specialty chemical car care products under the WYNN'S and X-TEND trademarks. Wynn Oil's car care products are formulated to provide preventive or corrective maintenance for automotive engines, transmissions, steering systems, fuel delivery systems, differentials, engine cooling systems and other automotive mechanical parts. Wynn Oil also manufactures industrial specialty chemical products, including forging compounds, lubricants, cutting fluids and multipurpose coolants for precision metal forming and machining operations. Wynn Oil also manufactures the patented DU-ALL antifreeze power drain and fill and recycling machine, which is used in conjunction with proprietary chemicals to service a vehicle's cooling system and recycle the used antifreeze. The DU-ALL system has been approved by General Motors. Wynn Oil also sells its WYNN'S EMISSION CONTROL [REGISTERED TRADEMARK] product, a patented organic fuel combustion catalyst for spark ignition and diesel engines which helps reduce exhaust emissions and improve fuel economy.

      Wynn Oil also markets the WYNN'S PRODUCT WARRANTY [REGISTERED TRADEMARK] program, which, in general, are kits containing a specially formulated line of automotive additive products, accompanied by a special product warranty. The warranty kits are sold through distributors and automobile dealers primarily to purchasers of used automobiles. The Wynn's Product Warranty program provides reimbursement of the costs of certain parts and labor and, in some instances, the costs of towing and a rental car, incurred by vehicle owners who use the special products to treat their vehicles in accordance with the terms and conditions of the warranty and who experience certain types of damage which the special products were designed to help prevent. See "Other Factors Affecting the Business."

DISTRIBUTION

      Wynn Oil's car care products are sold in the United States and in approximately 90 foreign countries. See "Foreign Operations."

      Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products through independent distributors, warehouse distributors, mass merchandisers and chain stores. The Company also uses an internal sales force and manufacturers' representative organizations in the sale and distribution of its products. Foreign sales are made principally through wholly-owned subsidiaries, which sell either through an internal sales force or to independent distributors or through manufacturers' representative organizations. The Company also engages in direct export sales to independent distributors, primarily in Asia and Latin America. See "Other Factors Affecting the Business."

PRODUCTION

      Wynn Oil has manufacturing facilities in California and Belgium. Other foreign subsidiaries either purchase products directly from the manufacturing facilities in the United States or Belgium or have the products manufactured locally by outside suppliers according to Wynn Oil's specifications and formulae. Wynn Oil periodically reviews its production and sourcing locations in light of fluctuating foreign currency rates.

      Wynn Oil utilizes a large number of chemicals in the production of its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1994 and is expected to continue to be available for the foreseeable future.


                                BUILDERS HARDWARE

      The Builders Hardware Division consists of Robert Skeels & Company ("Skeels"), a wholesale distributor of builders hardware products, including locksets and locksmith supplies. During 1994, Skeels' net sales were $5,438,000, or 2% of the Company's total net sales, as compared with $5,161,000 and 2% for 1993. The operating profit of the division during 1994 was $392,000, or 1% of the Company's total operating profit, compared with $193,000 and 1% for 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1994 Annual Report, which are hereby incorporated by reference.

      Skeels' main facility is located in Compton, California. In addition, Skeels also has leased satellite facilities located in Fullerton and Los Angeles, California.

      Skeels supplies approximately 35,000 items to retail hardware, locksmith and lumberyard outlets in southern California, Arizona, and Nevada. Skeels also sells directly to large institutional customers. Most of Skeels' sales are derived from replacement items used by industry, institutions and in-home remodeling and repair.

      Skeels has been a distributor of Schlage lock products since 1931. Skeels also distributes other well-known brands such as Lawrence, Kwikset and Master. All of Skeels' distributorship arrangements generally are cancelable by the manufacturers without cause.


                      OTHER FACTORS AFFECTING THE BUSINESS

COMPETITION

      All phases of the Company's business have been and remain highly competitive. The Company's products and services compete with those of numerous companies, some of which have financial resources greater than those of the Company. Sales by the Automotive Components Division are in part related to the sales of vehicles by its OEM customers.

      Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to changes in price. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1994, Precision invested approximately $10 million in new production equipment, which expanded its production capacity primarily at its Lebanon, Tennessee and Virginia facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor.

      Wynn's Climate Systems has a number of competitors that manufacture air conditioning systems and components, some which are substantially larger than Wynn's Climate Systems. Automotive air conditioning manufacturers compete in the areas of price, service, warranty and product performance. Wynn's Climate System's focus is to manufacture high quality products. Over time there has been a gradual increase in the number of air conditioning systems installed on the automotive factory line. The increase in the number of factory-installed systems has reduced the size of the market for aftermarket sales.

      Competition with respect to Wynn Oil's specialty chemical products consists principally of other automotive aftermarket chemical and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers market private label brands of specialty chemical products. Wynn Oil's DU-ALL antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have been approved by General Motors. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

      Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

Sales to General Motors constituted approximately 10.3% of the total net sales of the Company in 1994.

GOVERNMENT REGULATIONS

      The number of governmental rules and regulations affecting the Company's business and products continues to increase.

      Wynn Oil markets the Wynn's Product Warranty program in approximately forty-four states and Canada. Questions have been raised by certain state insurance regulators as to whether the product warranty that accompanies the kit is in the nature of insurance. Wynn Oil attempts to resolve these questions to the satisfaction of each state insurance regulator. At times, it has elected to withdraw the Wynn's Product Warranty from certain states. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty in the United States or other countries in the future.

ENVIRONMENTAL MATTERS

      The Company has used various substances in its past and present manufacturing operations which have been or may be deemed to be hazardous, and the extent of its potential liability, if any, under applicable environmental statutes, rules, regulations and case law is unclear. Under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), a responsible party may be jointly liable for the entire cost of remediating contaminated property even if it contributed only a small portion of the total contamination. The actual costs to be incurred by the Company for an environmental matter will depend upon such factors as the nature and extent of the contamination, the remedial action selected, the cleanup level required, changes in regulatory requirements, the ability of other responsible parties, if any, to pay their respective shares, and any insurance recoveries. At December 31, 1994, the Company had consolidated accrued reserves of approximately $3.4 million relating to environmental matters. Although the effect of resolution of environmental matters on results of operations cannot be predicted, the Company believes, based on information presently known to the Company, that any liability that may result from environmental matters in excess of accrued reserves should not materially affect the Company's financial position. See
Note 11 of "Notes to Consolidated Financial Statements" on page 28 of the 1994 Annual Report, which is hereby incorporated by reference. All potentially significant environmental matters presently known to the Company are described below.

          (a) In 1988, the Los Angeles County Department of Health Services (the "LADHS") directed Wynn Oil to conduct a site assessment of the Wynn Oil manufacturing facility in Azusa, California (the "Azusa Facility"). In April 1989, regulatory jurisdiction over this matter was transferred from the LADHS to the California Regional Water Quality Control Board-Los Angeles Region (the "RWQCB"). In July 1990, Wynn Oil received a general notice letter from the United States Environmental Protection Agency (the "EPA") stating that it may be a potentially responsible party ("PRP") with respect to the San Gabriel Valley, California Superfund Sites regional groundwater problem. The EPA letter included an information request pursuant to Section 104(e) of CERCLA to which Wynn Oil responded within the specified time period.

          Since October 1989, Wynn Oil and its consultants have been working with representatives of the RWQCB to conduct a comprehensive site assessment of the Azusa Facility. In January 1992, at the request of the EPA and the RWQCB, Wynn Oil agreed to expand the scope of its investigation of the Azusa Facility to include three soil gas monitoring wells and one groundwater monitoring well. The monitoring wells were installed in 1992, and the results of ongoing sampling have been reported to the RWQCB. In the fall of 1993, the RWQCB requested Wynn Oil to install a groundwater monitoring well located upgradient of the existing Azusa Facility well. Wynn Oil reached agreement with another PRP located on an approximately upgradient property. The agreement provided for this PRP to install the groundwater monitoring well on its property and for Wynn Oil to share the costs of installation. The well was installed, and the RWQCB has accepted this well as meeting its request for Wynn Oil to install a well upgradient of the Azusa Facility. Wynn Oil continues to monitor the well located at the Azusa Facility in accordance with RWQCB requirements.

         In March 1994, the EPA issued its Record of Decision ("ROD") with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. The Azusa Facility is located within the BPOU. In the ROD, the EPA selected an interim groundwater remedial action (the "Interim Remedial Action") for the BPOU that is estimated to cost in the range of $100 to $120 million. In April 1994, Wynn Oil joined with approximately fifteen other companies, each of which has been identified as a PRP in EPA General Notice letters, to form the BPOU Steering Committee ("Steering Committee"). During the past year, the Steering Committee has been negotiating with several local, state and federal entities regarding implementation of the ROD with partial funding from the Metropolitan Water District Groundwater Recovery Program and funds from the federal Bureau of Reclamation available for conjunctive use projects in the San Gabriel Basin. If agreement is reached among these entities, the PRP costs of implementing the ROD reportedly could be reduced to about $35 million. There is, however, no assurance that such agreements will be reached.

          In January 1995, the EPA issued "pre-Special Notice" letters to sixteen companies, including Wynn Oil, requesting them to install up to ten regional monitoring wells and complete other pre-design work needed before the remedy can be implemented (the "Pre-Design Work"). In recognition of the Steering Committee's commitment to perform the Pre-Design Work, the EPA has deferred issuance of Special Notice letters for implementation of the ROD until later in 1995. As of this date, eleven members of the Steering Committee, including Wynn Oil, have agreed to fund the costs of the Pre-Design Work on an interim basis subject to reallocation among all of the PRPs who ultimately share the costs of implementing the ROD. The estimated cost of the Pre-Design Work to be paid by the PRPs is approximately $2 million. Wynn Oil's ultimate share of the Interim Remedial Action costs cannot be estimated at this time. The EPA has indicated that it considers Wynn Oil to be one of the four largest contributors to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA. Wynn Oil may at some later date elect or be required to take specific remedial actions with respect to soils conditions at the Azusa Facility.

          (b) In May 1989, Wynn's Climate Systems received notice that it had been identified as a generator of hazardous waste that had been shipped to the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site") for treatment. CRI was engaged in the business of recycling and reclaiming spent solvents and other hazardous wastes at the CRI Site until it ceased operations in February 1989. Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the CRI Site. A PRP Steering Committee (the "Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. As of March 1995, approximately 88 PRPs, including Wynn's Climate Systems, had agreed to participate in the Committee for the CRI Site. PRPs that have agreed to participate in the Committee have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the Committee. As of March 1995, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by Committee members was approximately two tenths of one percent (0.2%).

          (c) In January 1990, Precision received a letter from the EPA regarding the Saad Site in Nashville, Tennessee. The owner of the Saad Site engaged in reclamation and recycling activities at the Site, which resulted in soil and groundwater contamination. The letter stated that Precision may be a PRP for the Saad Site. The EPA subsequently requested Precision to furnish information about its involvement with the Saad Site. Precision has provided the information requested. Precision's records indicate that a predecessor entity sent wastes to the Saad Site in the mid-1970s. Based on that information, Precision joined the Saad Site Steering Committee as a Limited Member. In February 1992, the Company received a letter stating that the Allocation Committee had concluded that Precision should become a Full Member of the Steering Committee and thus share proportionately in the liability for the cleanup. Precision responded by letter that there was no legal basis to hold it responsible for the activities of the predecessor entity. As of March 15, 1995, the Allocation Committee has not responded to Precision's letter.

          (d) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resources Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Performance of this work was completed in late 1991. Wynn's Climate Systems submitted a copy of the report of its consultants to the TNRCC in February 1992. In 1994, Wynn's Climate Systems received a request from the TNRCC for additional information. Wynn's Climate Systems furnished the requested information to the TNRCC. Wynn's Climate Systems also is voluntarily conducting additional investigation at this facility. Wynn's Climate Systems ceased leasing this facility at the end of 1994.

          (e) In 1992, Precision identified an area at its Lebanon, Tennessee facility which contained oil stained soils. Precision retained outside environmental consultants to investigate the nature and extent of the contamination. The soils investigation has been completed and the remedial alternatives have been evaluated. Precision has selected and is in the process of implementing the recommended remedial alternative. Some contamination was detected in the shallow groundwater and this phase of the remedial investigation is continuing.

          (f) In February 1992, an inactive subsidiary of the Company received a letter from the then lessee (the "Lessee") of a parcel of real property in Compton, California formerly leased by the subsidiary. The letter stated that the Lessee had discovered soil contamination at the site and asserted that the subsidiary may be liable for the cost of cleanup. The letter stated that the Lessee was investigating the nature and extent of the soil contamination. In July 1993, the Company received a letter from the owner of the real property (the "Property Owner") stating that the Property Owner had asserted a claim against the Lessee to pay the cost of remediation and that the Property Owner may assert a claim against the Company. In February 1995, the Property Owner filed a lawsuit in federal court against the Lessee and its principal, the inactive subsidiary, Wynn's International, Inc. and Wynn Oil. The complaint alleges that the defendants stored solid and hazardous wastes at the site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint seeks relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the property. The Company does not know the extent of the contamination or the estimated cost of cleanup at this site.

FOREIGN CURRENCY FLUCTUATIONS

      In 1994, the United States dollar generally decreased in value compared to 1993 in the currencies of most countries in which the Company does business. This decrease in the value of the U.S. dollar caused aggregate foreign sales and operating profit to be translated into higher dollar values than what would have been reported if exchange rates had remained constant during 1994. In 1994, the Equity Adjustment from Foreign Currency Translation account on the Consolidated Balance Sheet increased by $576,000, which caused a corresponding increase in Total Stockholders' Equity. See "Foreign Operations."

PATENTS AND TRADEMARKS

      The Company holds a number of patents and trademarks which are used in the operation of its businesses. There is no known challenge to the Company's rights under any material patents or material trademarks. In 1989, Wynn Oil filed a lawsuit in the federal district court in Detroit, Michigan against another company and its principal stockholder for infringement of Wynn Oil's X-TEND [REGISTERED TRADEMARK] trademark. In February 1994, the court awarded Wynn Oil $2.0 million in damages. Additionally, in May 1994, the court awarded Wynn Oil approximately $1.2 million in prejudgment interest and attorneys' fees. Defendants filed a timely appeal of the District Court ruling to the United States Court of Appeals for the Sixth Circuit, but did not file the required bond to stay execution of the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed Chapter 11 bankruptcy proceedings in late 1994 in Florida. The bankruptcy filing resulted in an automatic stay of all pending collection efforts. Wynn Oil and its counsel are working through the bankruptcy process to maximize Wynn Oil's ultimate recovery against the defendants. See "Legal Proceedings."

SEASONALITY OF THE BUSINESS

      Although sales at the Company's divisions are somewhat seasonal, the consolidated results of operations generally do not reflect seasonality.

RESEARCH AND DEVELOPMENT

      Precision maintains research and engineering facilities in Tennessee, Virginia and Canada. Research and development is an important aspect of Precision's business as Precision has developed and continues to develop numerous specialized compounds to meet the specific needs of its various customers. Precision also has technical centers in Tennessee, Virginia and Canada to construct prototype products and to perform comprehensive testing of materials and products. Precision maintains extensive research, development and engineering facilities to provide outstanding service to its customers.

      Wynn Oil maintains research and product performance centers in California, Belgium, France and South Africa. The main activities of the research staff are the development of new specialty chemicals and other products, improvement of existing products, including finding new applications for their use, evaluation of competitive products and performance of quality control procedures.

FOREIGN OPERATIONS

      The following table shows sales to foreign customers for 1994, 1993 and 1992:


                                                1994               1993               1992
                                            ------------      -------------      -------------
Total Sales Outside the United States:       $99,133,000       $102,907,000       $103,962,000
  Percent of Net Sales                          33.9%              36.1%              35.6%
   Sales by Foreign Subsidiaries             $85,945,000        $92,911,000        $93,866,000
    Percent of Net Sales                        29.4%              32.6%              32.2%
   Export Sales by Domestic Subsidiaries     $13,188,000         $9,996,000        $10,096,000
    Percent of Net Sales                        4.5%                3.5%               3.4%

     Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 3 and Note 14 of "Notes to Consolidated Financial Statements" on pages 24 and 25, and 29 through 31, respectively, of the 1994 Annual Report, which are hereby incorporated by reference.

      The value of any foreign currency relative to the United States dollar is affected by a variety of factors. It is exceedingly difficult to predict what such value may be at any time in the future. Consequently, the ability of the Company to control the impact of foreign currency fluctuations is limited.

      A material portion of the Company's business is conducted outside the United States. Consequently, the Company's ability to continue such operations or maintain their profitability is to some extent subject to control and regulation by the United States government and foreign governments.

EMPLOYEES

      At December 31, 1994, the Company had 2,052 employees.

      A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 1995, at which time the Company expects to enter into negotiations for a new collective bargaining agreement for this facility. The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the United Rubber, Cork, Linoleum and Plastic Workers of America. The collective bargaining agreement for the unit will expire in February 1997.

      A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc., an affiliate of Precision, are represented by a local of the International Chemical Workers Union. The collective bargaining agreement for this facility expires in February 1996.

      The Company considers its relations with its employees to be good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, who are appointed annually, are as follows:


                                                                    Executive
                                                                  Officer Since           Age
                                                                -----------------      ---------
James Carroll           President and Chief Executive Officer         1988                65

Seymour A. Schlosser    Vice President-Finance and Chief              1989                49
                        Financial Officer

Gregg M. Gibbons        Vice President-Corporate Affairs,             1986                42
                        General Counsel and Secretary

      The principal occupations of Messrs. Carroll, Schlosser and Gibbons for the past five years have been their current respective positions with the Company. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any executive officers of the Company.

ITEM 2.   PROPERTIES

      The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction:

                                                    Square        If Lease,
                                   Held in Fee      Footage        Year of
        Location                   or by Lease   (Approximate)   Termination    Present Use
        --------                   -----------    -----------    -----------    -----------
WYNN'S INTERNATIONAL, INC.

Orange, California                    Lease           6,894         1996        Administrative

AUTOMOTIVE COMPONENTS:

WYNN'S-PRECISION, INC.

  DOMESTIC

  Lebanon, Tennessee                   Fee          140,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Lebanon, Tennessee                   Fee           78,000          --         Manufacturing

  Lebanon, Tennessee                   Fee           35,000          --         Manufacturing

  Livingston, Tennessee                Fee           33,000          --         Manufacturing,
                                                                                Warehouse

  Tempe, Arizona                       Fee           32,572          --         Manufacturing,
                                                                                Warehouse

  Rancho Cucamonga, California        Lease           2,880         1996        Warehouse

  Elgin, Illinois                     Lease           4,762         1998        Warehouse

  Peoria, Illinois                    Lease          10,000         2000        Warehouse

  Farmington Hills, Michigan          Lease           1,963         1998        Administrative

  Grand Rapids, Michigan              Lease           2,000         1997        Warehouse

  Golden Valley, Minnesota            Lease           3,800         1996        Warehouse

  Charlotte, North Carolina           Lease           3,675         1996        Warehouse

  Buffalo, New York                   Lease           2,340         1995        Warehouse

  Dayton, Ohio                        Lease           6,193         1998        Warehouse


                                                    Square        If Lease,
                                   Held in Fee      Footage        Year of
        Location                   or by Lease   (Approximate)   Termination    Present Use
        --------                   -----------    -----------    -----------    -----------
  Bensalem, Pennsylvania              Lease           2,326         1995        Warehouse

  Indianapolis, Indiana               Lease           1,800         1996        Warehouse

  Fort Worth, Texas                   Lease           3,600         1995        Warehouse

  Lenexa, Kansas                      Lease           2,089         1997        Warehouse


  FOREIGN

  Orillia, Ontario, Canada             Fee           48,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Concord, Ontario, Canada            Lease           3,455       Month-to-     Warehouse
                                                                    Month

  Edmonton, Alberta, Canada           Lease           2,700         1996        Warehouse

  Richmond, British Columbia,
    Canada                            Lease           3,047         1997        Warehouse

  Calgary, Alberta, Canada            Lease           1,600       Month-to-     Warehouse
                                                                    Month

  Aldershot, England                  Lease           2,300         1995        Warehouse

DYNAMIC SEALS, INC.

  Lynchburg, Virginia                  Fee          101,000          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Houston, Texas                      Lease          14,000         1995        Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Houston, Texas                      Lease          14,000         1995        Warehouse

                                                    Square        If Lease,
                                   Held in Fee      Footage        Year of
        Location                   or by Lease   (Approximate)   Termination    Present Use
        --------                   -----------    -----------    -----------    -----------
WYNN'S CLIMATE SYSTEMS, INC.


  DOMESTIC

   Fort Worth, Texas                   Fee          185,375          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

   Fort Worth, Texas                  Lease         112,724         1995        Warehouse,
                                                                                Administrative

   Madison Heights, Michigan          Lease           1,100         1996        Administrative

   Littleton, Colorado                Lease           4,826         1995        Service Center

   Northglenn, Colorado               Lease           3,840         1995        Service Center

   Colorado Springs, Colorado         Lease           6,600         1997        Service Center

   Phoenix, Arizona                   Lease          15,000         1997        Service Center

   Mesa, Arizona                      Lease           4,400         1996        Service Center

   Glendale, Arizona                  Lease           3,600         1997        Service Center

   Rancho Cucamonga, California       Lease          10,000       Month-to-     Service Center
                                                                    Month

  FOREIGN

   Tamworth, Staffordshire,           Lease          14,000       Month-to-     Manufacturing,
     England                                                        Month       Warehouse,
                                                                                Administrative


SPECIALTY CHEMICALS:

WYNN OIL COMPANY

  DOMESTIC

  Azusa, California                    Fee          122,630          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  FOREIGN

  Frenchs Forest,
   New South Wales, Australia         Lease          24,224         1995        Warehouse,
                                                                                Administrative

                                       15


                                                    Square        If Lease,
                                   Held in Fee      Footage        Year of
        Location                   or by Lease   (Approximate)   Termination    Present Use
        --------                   -----------    -----------    -----------    -----------
  Carrington, New South Wales,
    Australia                         Lease          13,175         1996        Warehouse,
                                                                                Administrative

  St. Niklaas, Belgium                 Fee           82,600          --         Manufacturing,
                                                                                Warehouse,
                                                                                Administrative

  Mississauga, Ontario, Canada        Lease          16,894         1996        Warehouse,
                                                                                Administrative

  Mississauga, Ontario, Canada        Lease           2,536         1997        Service Center

  Reading, Berkshire, England         Lease           3,142         2004        Administrative

  Strasbourg, France                  Lease             557         1997        Administrative

  Paris, France                       Lease           8,853         1997        Administrative

  Cestas, France                      Lease          11,405         1999        Warehouse,
                                                                                Administrative

  Lyon, France                        Lease             465         1998        Administrative

  St. Etienne, France                 Lease             929         1996        Administrative

  Abbeville, France                   Lease             929       Month-to-     Administrative
                                                                    Month

  Thiers, France                      Lease             465         1995        Administrative

  Toulouse, France                    Lease             485         1995        Administrative

  Celle, Germany                      Lease           7,209         2002        Warehouse,
                                                                                Administrative

  Mexico City, Mexico                 Lease           3,230         1996        Warehouse,
                                                                                Administrative

  Wynberg, Transvaal, South Africa     Fee           32,280          --         Warehouse,
                                                                                Administrative

  Edenvale, Transvaal, South
    Africa                             Fee           10,921          --         Leased to Third Party

  Arganda del Rey, Madrid, Spain      Lease          11,840       Month-to-     Warehouse
                                                                    Month

  Caracas, Venezuela                  Lease           1,615       Month-to-     Administrative
                                                                    Month

                                       16


                                                    Square        If Lease,
                                   Held in Fee      Footage        Year of
        Location                   or by Lease   (Approximate)   Termination    Present Use
        --------                   -----------    -----------    -----------    -----------


BUILDERS HARDWARE:

ROBERT SKEELS & COMPANY

  Compton, California                  Fee           59,019          --         Warehouse,
                                                                                Administrative

  Fullerton, California               Lease           1,600         1995        Warehouse,
                                                                                Administrative

  Los Angeles, California             Lease           2,836         1995        Warehouse,
                                                                                Administrative


      The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1995 and 1996, the Company believes it will be able to renew such leases on acceptable terms or find suitable, alternative facilities.


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

      In February 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of WYNN OIL COMPANY V. AMERICAN WAY SERVICE CORPORATION AND THOMAS A. WARMUS, Case No. 89-CV-71777-DT, awarded Wynn Oil the sum of $2,023,645 in damages in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. In May 1994, the court awarded Wynn Oil approximately $1.2 million in prejudgment interest and attorneys' fees. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed Chapter 11 bankruptcy proceedings in late 1994 in Florida. The bankruptcy filing resulted in an automatic stay of all pending collection efforts. Wynn Oil and its counsel are working through the bankruptcy process to maximize Wynn Oil's ultimate recovery against the defendants. No portion of this judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case have been expensed as incurred.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information appearing under "Cash Dividends and Common Stock Price Per
Share: 1993-1994" on page 32 of the 1994 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 33 of the 1994 Annual Report is hereby incorporated by reference.

     On February 15, 1995, the Board of Directors of Registrant declared a cash dividend of $0.13 per share payable March 31, 1995 to stockholders of record on February 27, 1995.

     Under a long-term loan agreement with an insurance company, Registrant's ability to pay dividends may be restricted under certain circumstances. At the present time, Registrant believes that these restrictions will not have an impact on the declaration of future dividends.

     Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.


ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated by reference from page 15 of the 1994 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the 1994 Annual Report, pages 16 through 19.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Registrant at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from the 1994 Annual Report, pages 20 through 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Election of Directors" on pages 4 and 5 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 1995 ("Registrant's 1995 Proxy Statement") is hereby incorporated by reference. A list of executive officers of Registrant is provided in Item 1 of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" and "--Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" on pages 6 through 10 of Registrant's 1995 Proxy Statement is hereby incorporated by reference. The Report of the Compensation Committee on pages 11 and 12 of Registrant's 1995 Proxy Statement shall not be deemed to be incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of Registrant's 1995 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Certain Relationships and Related Transactions" on page 5 of Registrant's 1995 Proxy Statement is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   See Index to Financial Statements and Financial Statement
               Schedules Covered By Report of Independent Auditors.

          2. See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

          3.   See Index to Exhibits.

     (b) No Reports on Form 8-K were filed by Registrant during the last quarter of 1994.

                           WYNN'S INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
               SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                      Page References
                                              --------------------------------
                                               Form 10-K    1994 Annual Report
                                              -----------   ------------------

Consolidated Statements of Income for
  each of the three years in the period
  ended December 31, 1994...................                         20

Consolidated Balance Sheets at December
  31, 1994 and 1993.........................                         21

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1994........                         22

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1994............                         23

Notes to Consolidated Financial
  Statements................................                       24 - 32

Consolidated schedule for each of the
  three years in the period ended
  December 31, 1994:
    VIII - Valuation and Qualifying
           Accounts.........................       22

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

       The consolidated financial statements listed in the above index, which are included in the 1994 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1994 Annual Report is not deemed to be filed as part of this report.

                           WYNN'S INTERNATIONAL, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                       THREE YEARS ENDED DECEMBER 31, 1994



  Allowance for
doubtful accounts
  deducted from      Balance at     Charged to
     accounts        beginning       costs and      Deductions      Balance at
    receivable        of year        expenses          (1)         end of year
- -----------------    ----------     -----------   -------------    -----------
1994                 $1,848,000     $   208,000   $   (221,000)    $1,835,000
                     ----------     -----------   -------------    ----------
                     ----------     -----------   -------------    ----------

1993                 $2,644,000     $  (39,000)   $   (757,000)    $1,848,000
                     ----------     -----------   -------------    ----------
                     ----------     -----------   -------------    ----------

1992                 $3,206,000     $1,028,000    $ (1,590,000)    $2,644,000
                     ----------     -----------   -------------    ----------
                     ----------     -----------   -------------    ----------

____________________

(1)  Represents accounts written off against the reserve.

                                POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes each of James Carroll, Seymour A. Schlosser and Gregg M. Gibbons as attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1995.

                         WYNN'S INTERNATIONAL, INC.



                         By                   JAMES CARROLL
                            ---------------------------------------------------
                                              James Carroll
                                                 President
                                         Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date
    ----



March 28, 1995           By                  WESLEY E. BELLWOOD
                            ---------------------------------------------------
                                             Wesley E. Bellwood
                                            Chairman of the Board




March 28, 1995           By                  JAMES CARROLL
                            ---------------------------------------------------
                                             James Carroll
                                               President
                                        Chief Executive Officer
                                                Director

    Date
    ----


March 28, 1995           By                  SEYMOUR A. SCHLOSSER
                            ---------------------------------------------------
                                             Seymour A. Schlosser
                                            Vice President-Finance
                                           (Principal Financial and
                                              Accounting Officer)




March 28, 1995           By                       BARTON BEEK
                            ---------------------------------------------------
                                                  Barton Beek
                                                    Director




March 28, 1995           By                       JOHN D. BORIE
                            ---------------------------------------------------
                                                  John D. Borie
                                                    Director




March 28, 1995           By                  BRYAN L. HERRMANN
                            ---------------------------------------------------
                                             Bryan L. Herrmann
                                                  Director




March 28, 1995           By                  ROBERT H. HOOD, JR.
                            ---------------------------------------------------
                                             Robert H. Hood, Jr.
                                                  Director




March 28, 1995           By                  RICHARD L. NELSON
                            ---------------------------------------------------
                                             Richard L. Nelson
                                                  Director




March 28, 1995           By                  JAMES D. WOODS
                            ---------------------------------------------------
                                             James D. Woods
                                                Director

                           WYNN'S INTERNATIONAL, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))


Exhibit
Number                                  Description
- -------                                 -----------

3.1 Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987)

3.2 Certificate of Designations of Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.2 to Registrant's Report on Form 8-K dated March 3, 1989)

3.3 By-Laws, as amended, of Registrant (incorporated herein by reference to Exhibit 3.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

4.1 Note Agreement, dated March 5, 1986, between Registrant and Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 5, 1986)

4.2 Shareholder Rights Agreement, dated as of March 3, 1989, between Registrant and First Interstate Bank of California, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

4.3 Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990 (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

10.1 Employment Agreement, dated February 15, 1995, between Registrant and James Carroll

10.2 Employment Agreement, dated January 1, 1995, between Registrant and Gregg M. Gibbons

10.3 Employment Agreement, dated January 1, 1995, between Registrant and Seymour A. Schlosser

Exhibit
Number                                  Description
- -------                                 -----------

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

10.7      Wynn's International, Inc. 1995 Corporate Management Incentive Plan

10.8 Deferred Compensation Agreement, dated November 30, 1990, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

10.9 Deferred Compensation Agreement, dated February 15, 1993, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.10 Deferred Compensation Agreement, dated April 23, 1993, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.11 Deferred Compensation Agreement, dated August 5, 1994, between Registrant and James Carroll

10.12 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.13 Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit C of Registrant's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 11, 1994, filed with the Commission on March 25, 1994)

Exhibit
Number                                  Description
- -------                                 -----------

11        Computation of Net Income Per Common Share - Primary and Assuming Full
          Dilution

13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

21        Subsidiaries of Registrant

23        Consent of Independent Auditors

27        Financial Data Schedule