Form 10-Q
period 1995-03-31
WYNNS INTERNATIONAL INC
filed 1995-05-11
CIK 108721

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________________
                                to _________________


Commission File No. 1-7200


                          Wynn's International, Inc.

            (Exact name of Registrant as specified in its charter)

                 Delaware                         95-2854312

   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


500 North State College Blvd., Ste. 700, Orange, CA          92668

     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (714) 938-3700


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


At May 5, 1995, Registrant had 6,002,077 shares of common stock outstanding.
===============================================================================

                         WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                     Page No.
                                                                     --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1995 (unaudited) and
              December 31, 1994                                          2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1995 and 1994                                              3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              1995 and 1994                                             4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7-9

Part II - Other Information

       Item 1 - Legal Proceedings                                       10

       Item 6 - Exhibits and Reports on Form 8-K                        11

Signatures                                                              12

Exhibits

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution

       Exhibit 27 - Financial Data Schedule


                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                       March 31
                                                         1995       December 31
                                                     (unaudited)       1994
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $  5,888       $ 16,446
  Accounts receivable, less $1,908 allowance for
    doubtful accounts ($1,835 at December 31, 1994)     59,417         47,500
  Inventories:
    Finished goods                                      24,253         22,781
    Raw materials and work in process                   18,712         19,971
                                                      --------       --------
                                                        42,965         42,752
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $6,542 at March 31, 1995 and $6,080
    at December 31, 1994)                               14,675         13,302
                                                      --------       --------
      Total current assets                             122,945        120,000

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             48,594         48,192

Other assets                                             8,205          8,280
                                                      --------       --------
                                                      $179,744       $176,472
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $  2,065       $    239
  Accounts payable                                      24,010         19,708
  Dividends payable                                        125            614
  Taxes based on income                                  3,173          1,211
  Accrued liabilities                                   28,406         29,234
  Long-term debt due within one year                     8,158          8,161
                                                      --------       --------
      Total current liabilities                         65,937         59,167

Long-term debt due after one year                          781         14,948

Deferred taxes based on income                           6,770          6,917

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 6,349,327
    shares issued (5,918,692 at December 31, 1994)       6,349          5,919
  Capital in excess of par value                        15,758          9,871
  Retained earnings                                     89,171         86,250
  Equity adjustment from foreign currency
    translation                                           (762)        (2,238)
  Unearned compensation                                   (679)          (781)
  Common stock held in treasury 347,250 shares,
    at cost                                             (3,581)        (3,581)
                                                      --------       --------
      Total stockholders' equity                       106,256         95,440
                                                      --------       --------
                                                      $179,744       $176,472
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands Except Per Share amounts)




                                                      Three Months Ended
                                                     ---------------------
                                                           March 31
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
Revenues:
  Net sales                                          $ 78,074     $ 76,783
  Interest income                                         189          181
                                                     --------     --------
                                                       78,263       76,964
                                                     --------     --------
Cost and expenses:
  Cost of sales                                        49,831       51,044
  Selling, general & administrative                    21,983       20,436
  Interest expense                                        570          867
                                                     --------     --------
                                                       72,384       72,347
                                                     --------     --------

Income before taxes based on income                     5,879        4,617
Provision for taxes based on income                     2,234        1,916
                                                     --------     --------
Net income                                           $  3,645     $  2,701
                                                     ========     ========

Income per share of common stock:
  Primary                                               $ .62        $ .48
                                                     ========     ========

  Fully diluted                                         $ .60        $ .46
                                                     ========     ========

Cash dividend per common share                          $ .13        $ .11
                                                     ========     ========


See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                          Three Months Ended
                                                               March 31
                                                       -----------------------
                                                         1995           1994
                                                       --------       --------
Cash flows from operating activities:
  Cash received from customers                         $ 66,030       $ 69,391
  Cash paid to suppliers and employees                  (63,879)       (64,413)
  Cash paid on warranty kit claims                       (2,933)        (1,670)
  Interest received                                         233            231
  Interest paid                                          (1,187)        (1,635)
  Income taxes paid                                        (818)        (2,378)
                                                       --------       --------
    Net cash used in operating activities                (2,554)          (474)
                                                       --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment             (2,144)        (2,967)
  Proceeds from sale of property, plant and equipment       234            267
  Other cash (disbursements) receipts - net                 (37)            16
                                                       --------       --------
    Net cash used in investing activities                (1,947)        (2,684)
                                                       --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  1,826            241
  Payments of long-term debt                             (7,920)        (7,938)
  Dividends paid                                         (1,213)          (605)
  Proceeds from exercise of stock options                    67             13
                                                       --------       --------
    Net cash used in financing activities                (7,240)        (8,289)
                                                       --------       --------

Effect of exchange rate changes                           1,183            121
                                                       --------       --------

Net decrease in cash and cash equivalents               (10,558)       (11,326)
                                                       --------       --------

Cash and cash equivalents at beginning of year           16,446         21,397
                                                       --------       --------
Cash and cash equivalents at March 31                  $  5,888       $ 10,071
                                                       ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

                            (Dollars in Thousands)



                                                          Three Months Ended
                                                               March 31
                                                       -----------------------
                                                         1995           1994
                                                       --------       --------
Reconciliation of net income to net cash
  used in operating activities
- ----------------------------------------
Net income                                             $  3,645       $  2,701
                                                       --------       --------
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                         1,970          1,676
    Provision for uncollectible accounts                     83            140
    Amortization of stock compensation                      102            102
    Gain on sale of property, plant & equipment             (13)            (3)
    Provision (benefit) for deferred income taxes          (546)          (653)
    Decrease (increase) in:
      Accounts receivable (net)                         (12,000)        (7,342)
      Inventories                                          (213)        (1,821)
      Prepaid expenses                                     (911)           132
      Other assets                                         (107)            21
    Increase (decrease) in:
      Accounts payable                                    4,302          4,895
      Warranty kit reserves                                 181            (75)
      Taxes based on income                               1,962            191
      Accrued liabilities                                (1,009)          (438)
                                                       --------       --------
    Total adjustments                                    (6,199)        (3,175)
                                                       --------       --------

Net cash used in operating activities                  $ (2,554)      $   (474)
                                                       ========       ========

Supplemental disclosure of noncash investing
  and financing activities
- --------------------------------------------

In 1995 and 1994, additional common stock was issued upon the conversion of $6,250,000 and $250,000, respectively, of long-term debt.

See accompanying notes

                         WYNN'S INTERNATIONAL, INC.

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          MARCH 31, 1995 AND 1994





1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary to a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1994 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results of operations for the year ending December 31, 1995. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1995           1994
                                      ---------      ---------
                 Primary              5,846,309      5,671,004
                 Fully diluted        6,139,473      6,104,904



                         WYNN'S INTERNATIONAL, INC.

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Comparison of the three months ended March 31, 1995 and 1994
- ------------------------------------------------------------

Net sales for the first quarter of 1995 were $78.1 million, a 2% increase compared to $76.8 million in the first quarter of 1994. Sales decreased 8% for the Automotive Components Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc. (WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues increased 14% in the first quarter of 1995 compared to the first quarter of 1994, principally due to higher sales volumes at the Tennessee, Virginia and Canadian operations. Precision's revenue growth was attributable to the relatively high U.S. automotive and offroad construction vehicle production rates and the continued strength in industrial activity. WCS experienced a 40% decrease in sales during the first quarter of 1995 compared to the first quarter of 1994. The revenue decline was attributable to the July 1994 expiration of a kit assembly agreement with Mazda. Sales to Mazda, an importer of vehicles from Japan, decreased 79% in the first quarter of 1995 compared to the first quarter of 1994. Sales to the aftermarket, including sales through WCS company-owned installation centers, increased 16% during the first quarter. WCS is expected to have a substantial decrease in revenues in the second quarter of 1995 compared to the second quarter of 1994 due to the expiration of the Mazda kit assembly agreement. For the second half of 1995, WCS' revenues are expected to be approximately the same as in 1994.

Sales at the Specialty Chemicals Division, principally car care products, increased 21% in the most recent quarter compared to the first quarter of 1994. Sales increased 33% in the U.S. compared to the prior year primarily due to higher sales of product warranty kits and sales to direct export customers. Foreign subsidiary sales increased 15% from the prior year primarily due to increased sales from this Division's French, Belgium and South African operations. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 15% in the most recent quarter compared to the comparable quarter in 1994.

Sales by the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, were virtually the same in the first quarter of 1995 compared to the first quarter of 1994.

The consolidated cost of sales for the first quarter of 1995 was 63.8% of sales, an improvement from 66.5% in the first quarter of 1994 due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher production and sales volume, while the gross margin percentage declined at WCS due to the lower sales volume. The gross margin percentage decreased at the Specialty Chemicals Division due to a change in the sales mix.

Selling, general and administrative expenses in the first quarter of 1995 were $22.0 million (28.2% of sales) compared to $20.4 million (26.6% of sales) for the first

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


quarter of 1994. The increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Specialty Chemicals Division and Precision. The increase in expenses at the Specialty Chemicals Division reflects increased spending associated with higher revenues, although as a percentage of sales, expenses declined. Precision's operating expenses in absolute dollars increased over 1994 levels due to the higher revenues, but decreased as a percentage of Precision's revenues. Operating expenses decreased at WCS, although proportionally less than the decline in revenues. Corporate expenses increased slightly compared to the prior year. Consolidated interest expense declined primarily due to the reduction in the remaining principal amount of the Company's long-term debt resulting from a principal payment of $7.9 million in March 1995 against the Company's 10.75% Senior Note and the conversion in March 1995 of $6,250,000 of the Company's 9% subordinated convertible notes.

Income before taxes based on income increased 27% to $5.9 million in 1995 from $4.6 million in the first quarter of 1994. In the Automotive Components Division, Precision had a substantial increase in operating profit compared to the first quarter of 1994 principally as a result of higher sales and production volumes and the related higher gross profit. WCS recorded a significant decline in operating profits in the first quarter of 1995 compared to the same period last year, principally due to the lower sales to Mazda.
WCS expects to report a small operating loss for the calendar year ending December 31, 1995 due to development and marketing costs associated with the component technology business. The Specialty Chemicals Division experienced a 24% increase in operating profit in the quarter ended March 31, 1995 due primarily to improved results at its U.S. based, French and South African operations.

The effective tax rate in the first quarter of 1995 was 38.0%, which was comparable to the 39% rate for the 1994 full year, but lower than the 41.5% rate in the first quarter of 1994. The decline in the 1995 effective tax rate is primarily due to the expected higher level of profitability in the U.S., which has a lower corporate income tax rate than many of the international jurisdictions in which the Company operates.

Net income increased 35% to $3.6 million in the first quarter of 1995 compared to $2.7 million in the first quarter of 1994, reflecting the increase in pretax income and the lower effective income tax rate. Primary income per share increased in the first quarter of 1995 to $.62 from $.48 in 1994 due to the higher net income. The number of shares used in the calculation of earnings per share increased 3% in 1995 due to the conversion of convertible notes into 426,135 shares of the Company's common stock during the first quarter of 1995 and the exercise of stock options in 1994 and 1995. Fully diluted earnings per share increased in 1995 compared to 1994 due to the increased net income.


FINANCIAL CONDITION
- -------------------

Working capital at the end of the first quarter was $57.0 million compared to $60.8 million at December 31, 1994. The current ratio was 1.86 to 1 at the end of the first quarter of this year compared to 2.03 to 1 at December 31, 1994. In March 1995, the Company paid the third installment of $7.9 million of the Company's 10.75%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


long-term senior debt. The remaining outstanding principal balance of the Company's 10.75% senior debt is scheduled to be repaid in one additional installment of $7.9 million due in March 1996. The Company anticipates funding the March 1996 payment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet foreseeable working capital requirements, including the scheduled repayment of debt.

Cash and cash equivalents decreased $10.6 million to $5.9 million at March 31, 1995 from $16.4 million at December 31, 1994. The decrease was primarily due to a reduction in the Company's long-term debt and the related payment of accrued interest.

Accounts receivable at March 31, 1995 increased $11.9 million from December
31, 1994, principally as a result of the higher sales at Precision, WCS and the Specialty Chemicals Division compared to the quarter ended December 31, 1994. Inventories increased slightly to $43.0 million at the end of the first quarter of this year compared to $42.8 million at December 31, 1994. Inventories increased at Precision and the Specialty Chemicals Division due to the higher revenue levels. Inventory also increased at certain foreign locations of the Specialty Chemicals Division due to the currency translation impact of the changes in exchange rates between December 31, 1994 and March 31, 1995. Inventories decreased approximately $1.6 million at WCS primarily as a result of the previously reported sale in January 1995 of substantially all the inventory (and other assets) of WCS' refrigerant recovery and recycling machine product line.

During the three months ended March 31, 1995, the Company purchased $2.1 million of new property, plant and equipment, primarily for the Automotive Components Division. The Company anticipates that capital expenditures will be approximately $12 million in 1995 and will be funded by cash flow from operations.

Effective March 1, 1995, the holder of the Company's 9% Subordinated Convertible Notes due March 6, 1996, elected to convert the entire remaining principal balance of $6,250,000 into 426,135 shares of the Company's common stock.

Stockholders' equity at March 31, 1995 was $106.3 million or $17.70 per share compared to $95.4 million or $17.13 per share at December 31, 1994. The increase of $10.8 million is attributable to net income of $3.6 million, $.1 million from common stock transactions, a $1.5 million increase in the foreign currency translation account, the amortization of $.1 million of unearned compensation and the conversion of $6.2 million of convertible notes, reduced by $.7 million of dividends declared.

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







                                             WYNN'S INTERNATIONAL, INC.
                                  ---------------------------------------------
                                                     (Registrant)






Date       May 11, 1995                          JAMES CARROLL
    --------------------------     --------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date       May 11, 1995                      SEYMOUR A. SCHLOSSER
    --------------------------     --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)