Form 10-Q
period 1995-06-30
WYNNS INTERNATIONAL INC
filed 1995-08-11
CIK 108721

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1995

                                       or

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

At August 7, 1995, Registrant had 6,021,677 shares of common stock outstanding.
===============================================================================

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1995 (unaudited) and
              December 31, 1994                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Six Months Ended June 30,
              1995 and 1994                                                3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1995 and 1994                                               4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                         6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-10

Part II - Other Information

       Item 1 - Legal Proceedings                                          11

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                           12

       Item 6 - Exhibits and Reports on Form 8-K                           13

Signatures                                                                 14

Exhibits

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution

       Exhibit 27 - Financial Data Schedule

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                        June 30
                                                          1995      December 31
                                                      (unaudited)      1994
                                                      -----------   -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                            $  8,567      $ 16,446
  Accounts receivable, less $1,853 allowance for
    doubtful accounts ($1,835 at December 31, 1994)      59,551        47,500
  Inventories:
    Finished goods                                       23,986        22,781
    Raw materials and work in process                    18,274        19,971
                                                       --------      --------
                                                         42,260        42,752
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $6,056 at June 30, 1995 and $6,080
    at December 31, 1994)                                14,508        13,302
                                                       --------      --------
      Total current assets                              124,886       120,000

Property, plant and equipment, at cost less
  accumulated depreciation and amortization              49,541        48,192

Other assets                                              8,044         8,280
                                                       --------      --------
                                                       $182,471      $176,472
                                                       ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                        $  3,519      $    239
  Accounts payable                                       23,043        19,708
  Dividends payable                                         126           614
  Taxes based on income                                      25         1,211
  Accrued liabilities                                    30,210        29,234
  Long-term debt due within one year                      8,159         8,161
                                                       --------      --------
      Total current liabilities                          65,082        59,167

Long-term debt due after one year                           764        14,948

Deferred taxes based on income                            6,742         6,917

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                  -             -
  Common stock, $1 par value;
    20,000,000 shares authorized, 6,361,427
      shares issued (5,918,692 at December 31, 1994)      6,361         5,919
  Capital in excess of par value                         15,956         9,871
  Retained earnings                                      92,495        86,250
  Equity adjustment from foreign currency
    translation                                            (771)       (2,238)
  Unearned compensation                                    (577)         (781)
  Common stock held in treasury 347,250 shares,
    at cost                                              (3,581)       (3,581)
                                                       --------      --------
      Total stockholders' equity                        109,883        95,440
                                                       --------      --------
                                                       $182,471      $176,472
                                                       ========      ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands Except Per Share amounts)



                               Three Months Ended        Six Months Ended
                                    June 30                   June 30
                             ---------------------     ---------------------
                               1995         1994         1995         1994
                             --------     --------     --------     --------
Revenues:
  Net sales                  $ 78,054     $ 76,865     $156,128     $153,648
  Interest income                 121           96          310          277
                             --------     --------     --------     --------
                               78,175       76,961      156,438      153,925
                             --------     --------     --------     --------
Cost and expenses:
  Cost of sales                49,851       50,748       99,682      101,792
  Selling, general &
    administrative             21,363       19,829       43,346       40,265
  Interest expense                418          732          988        1,599
                             --------     --------     --------     --------
                               71,632       71,309      144,016      143,656
                             --------     --------     --------     --------

Income before taxes based
  on income                     6,543        5,652       12,422       10,269
Provision for taxes based
  on income                     2,437        2,294        4,671        4,210
                             --------     --------     --------     --------
Net income                   $  4,106     $  3,358     $  7,751     $  6,059
                             ========     ========     ========     ========


Income per share of
  common stock:
    Primary                     $ .67        $ .59        $1.29        $1.07
                             ========     ========     ========     ========

    Fully diluted               $ .67        $ .56        $1.27        $1.02
                             ========     ========     ========     ========


Cash dividend per
  common share                  $ .13        $ .11        $ .26        $ .22
                             ========     ========     ========     ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                         Six Months Ended
                                                             June 30
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
Cash flows from operating activities:
  Cash received from customers                        $143,859      $144,522
  Cash paid to suppliers and employees                (128,976)     (133,360)
  Cash paid on product warranty program claims          (6,009)       (3,629)
  Interest received                                        394           338
  Interest paid                                         (1,338)       (1,796)
  Income taxes paid                                     (5,953)       (6,001)
                                                      --------      --------
    Net cash provided by operating activities            1,977            74
                                                      --------      --------

Cash flows from investing activities:
  Additions to property, plant and equipment            (4,895)       (6,517)
  Proceeds from sale of property, plant and
    equipment                                              297           573
  Other cash (disbursements) receipts - net                (50)           73
                                                      --------      --------
    Net cash used in investing activities               (4,648)       (5,871)
                                                      --------      --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                 3,280            78
  Payments of long-term debt                            (7,936)       (7,943)
  Dividends paid                                        (1,994)       (1,219)
  Proceeds from exercise of stock options                  277           124
                                                      --------      --------
    Net cash used in financing activities               (6,373)       (8,960)
                                                      --------      --------

Effect of exchange rate changes                          1,165           590
                                                      --------      --------

Net decrease in cash and cash equivalents               (7,879)      (14,167)
                                                      --------      --------

Cash and cash equivalents at beginning of year          16,446        21,397
                                                      --------      --------

Cash and cash equivalents at June 30                  $  8,567      $  7,230
                                                      ========      ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

                            (Dollars in Thousands)


                                                         Six Months Ended
                                                             June 30
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
Reconciliation of net income to net cash
  provided by operating activities
- ----------------------------------------
Net income                                            $  7,751      $  6,059
                                                      --------      --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        4,019         3,426
    Provision for uncollectible accounts                   134            66
    Amortization of stock compensation                     204           204
    Gain on sale of property, plant & equipment            (85)          (11)
    Benefit for deferred income taxes                      (96)       (1,025)
    Decrease (increase) in:
      Accounts receivable (net)                        (12,185)       (9,420)
      Inventories                                          492        (1,903)
      Prepaid expenses and other current assets         (1,230)         (130)
      Other assets                                        (152)          119
    Increase (decrease) in:
      Accounts payable                                   3,335         1,426
      Product warranty program reserves                  1,001           556
      Taxes based on income                             (1,186)         (766)
      Accrued liabilities                                  (25)        1,473
                                                      --------      --------
    Total adjustments                                   (5,774)       (5,985)
                                                      --------      --------

Net cash provided by operating activities             $  1,977      $     74
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

                            JUNE 30, 1995 AND 1994





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

2) The results of operations for the six months ended June 30, 1995 are not necessarily indicative of results of operations for the year ending December 31, 1995. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                             Three Months                  Six Months
                             Ended June 30                Ended June 30
                        -----------------------      -----------------------
                           1995          1994           1995          1994
                        ---------     ---------      ---------     ---------
      Primary           6,166,435     5,689,195      6,008,531     5,683,574
      Fully diluted     6,172,234     6,115,330      6,168,222     6,115,001


                             WYNN'S INTERNATIONAL, INC.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Comparison of the three months ended June 30, 1995 and 1994
- -----------------------------------------------------------

Net sales for the second quarter of 1995 were $78.1 million, a 2% increase compared to $76.9 million in the second quarter of 1994. Sales decreased 10% for the Automotive Components Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc.
(WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues increased 7% in the second quarter of 1995 compared to the second quarter of 1994, principally due to higher sales volumes at the Tennessee, Virginia and Canadian operations. Precision's revenue growth continued, although at a lower rate than in 1994, and was attributable to the relatively high U.S. automotive and offroad construction vehicle production rates and the continued strength in industrial activity. WCS experienced a $6.7 million (37%) decrease in sales during the second quarter of 1995 compared to the second quarter of 1994. The revenue decline was attributable to the July 1994 expiration of a kit assembly agreement with Mazda. Sales to Mazda, an importer of vehicles from Japan, decreased 70% in the second quarter of 1995 compared to the second quarter of 1994. Sales to the U.S. aftermarket, including sales through WCS company-owned installation centers, also declined in the second quarter, partially offset by increased sales in the European market. For the second half of 1995, WCS' revenues are expected to be approximately the same as the second half of 1994.

Sales at the Specialty Chemicals Division, principally car care products, increased 21% in the most recent quarter compared to the second quarter of 1994. Sales increased 34% in the U.S. compared to the prior year primarily due to higher sales of product warranty kits and sales to direct export customers. Foreign subsidiary sales increased 15% from the prior year primarily due to increased sales from this Division's French, Belgium and South African operations. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 14% in the most recent quarter compared to the comparable quarter in 1994.

Sales by the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, were virtually the same in the second quarter of 1995 compared to the second quarter of 1994.

The consolidated cost of sales for the second quarter of 1995 was 63.9% of sales, an improvement from 66.0% in the second quarter of 1994 due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher production and sales volume, while the gross margin percentage declined at WCS due to the lower sales volume. The gross margin percentage decreased at the Specialty Chemicals Division due to a change in the sales mix.

Selling, general and administrative expenses in the second quarter of 1995 were $21.4 million (27.4% of sales) compared to $19.8 million (25.8% of sales) for the second quarter of 1994. The increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Specialty Chemicals

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


Division, partially offset by a decline at WCS. The increase in selling, general and administrative expenses at the Specialty Chemicals Division reflects increased spending associated with higher revenues, although expenses declined as a percentage of sales. Operating expenses decreased at WCS, although proportionally less than the decline in revenues. Slight increases in operating expenses occurred at Precision, the Builders Hardware Division and Corporate. Consolidated interest expense declined primarily due to the reduction in the remaining principal amount of the Company's long-term debt. In March 1995, the Company made a $7.9 million principal payment against the Company's 10.75% Senior Note and the remaining $6,250,000 of the Company's 9% subordinated convertible notes were converted into common stock.

Income before taxes based on income increased 16% to $6.5 million in 1995 from $5.7 million in the second quarter of 1994. In the Automotive Components Division, Precision's operating profit increased compared to the second quarter of 1994 principally as a result of higher sales and production volumes and the related higher gross profit. WCS recorded a small operating loss in the second quarter of 1995 compared to a small operating profit in the same period last year, principally due to the lower sales to Mazda and the aftermarket. WCS expects to report an operating loss for the calendar year ending December 31, 1995 due to lower revenues and the development and marketing costs associated with the component technology business. The Specialty Chemicals Division experienced a 42% increase in operating profit in the quarter ended June 30, 1995 due primarily to improved results at its U.S. based, French and South African operations.

The effective tax rate in the second quarter of 1995 was 37.2% compared to the 40.6% rate in the second quarter of 1994. The decrease reflects the anticipated reduction in the 1995 full year rate to 37.6%, which is lower than the 39% full year rate in 1994. The decline in the 1995 effective tax rate is primarily due to the expected higher level of profitability in the U.S., which has a lower corporate income tax rate than many of the international jurisdictions in which the Company operates.

Net income increased 22% to $4.1 million in the second quarter of 1995 compared to $3.4 million in the second quarter of 1994, reflecting the increase in pretax income and the lower effective income tax rate. Primary income per share increased in the second quarter of 1995 to $.67 from $.59 in 1994 due to the higher net income. The number of shares used in the calculation of primary earnings per share increased 8% in 1995 due to the conversion of convertible notes into 426,135 shares of the Company's common stock during the first quarter of 1995 and the exercise of stock options in 1994 and 1995. Fully diluted earnings per share increased 20% in 1995 compared to 1994 due to the increased net income.


Comparison of the six months ended June 30, 1995 and 1994
- ---------------------------------------------------------

Net sales for the first half of 1995 increased 2% to $156.1 million from $153.6 million in the same period of last year. Sales were down 9% for the Automotive Components Division. Revenues decreased 39% at WCS due to reduced sales to Mazda, GM, Chrysler and the aftermarket. Precision's sales increased 10% compared to the first six months of 1994 due primarily to the relatively high U.S. automotive and off-road construction vehicle production rates and the continued strength in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


industrial activity. Sales for the Specialty Chemicals Division increased 21% in the first six months of 1995 compared to the same period in 1994 due primarily to improved sales in the U.S., France and Belgium. Sales for the Builders Hardware Division were virtually the same compared to the first half of the prior year.

Total cost of sales for the first half of 1995 was 63.8%, an improvement from 66.3% in the first half of 1994. Precision generated slightly higher gross margins, but the Specialty Chemicals Division and WCS experienced reduced gross margins. Precision's gross margin improved due to higher volumes and continuing cost reduction efforts, despite ongoing price pressures. The decrease in gross margin at the Specialty Chemicals Division was the result of a change in sales mix. The decrease in margin at WCS compared to 1994 is due primarily to the reasons discussed in the analysis of the second quarter.

Selling, general and administrative expenses increased to $43.3 million for the first six months of 1995 from $40.3 million for the same period in 1994. The increase primarily reflects higher spending levels due to higher revenues at the Specialty Chemicals Division and Precision, partially offset by the lower operating levels at WCS. Operating expenses at the Builders Hardware Division and Corporate were slightly above 1994 levels.

Income before taxes based on income increased to $12.4 million from $10.3 million in the first half of 1994. The Specialty Chemicals Division had a 34% increase in operating profit compared to the first half of last year primarily due to the reasons discussed in the second quarter. In the Automotive Components Division, WCS recorded a small operating loss during the first six months of 1995 compared to an operating profit in the same period in 1994, principally due to reduced gross profit from the lower sales. Precision's operating profit increased compared to the first half of 1994 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profits of the Builders Hardware Division decreased compared to the first half of 1994 due to higher marketing expenses associated with new sales programs.

Net income increased 28% to $7.8 million in the first half of 1995 from $6.1 million in the same period in 1994 due to the growth in income before taxes and a decrease in the effective tax rate to 37.6% from 41% in the six months ended June 30, 1994. The decrease in the effective tax rate is due to the expected higher level of profitability in the U.S., which has a lower corporate income tax rate than many of the international jurisdictions in which the Company operates.

Primary earnings per share rose 21% to $1.29 in the first half of 1995 compared to $1.07 in the same period in 1994. The increase in primary earnings per share is attributable to the increase in net income, partially offset by approximately 6% more shares outstanding in 1995 compared to 1994 as explained in the analysis of the second quarter. Fully diluted earnings per share increased in 1995 compared to 1994 due to the higher net income.


FINANCIAL CONDITION
- -------------------

Working capital at the end of the second quarter was $59.8 million compared to $60.8 million at December 31, 1994. The current ratio was 1.92 to 1 at the end of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


second quarter of this year compared to 2.03 to 1 at December 31, 1994.
In March 1995, the Company paid the third installment of $7.9 million of the Company's 10.75% long-term senior debt. The remaining outstanding principal balance of the Company's 10.75% senior debt is scheduled to be repaid in one additional installment of $7.9 million due in March 1996.
The Company anticipates funding the March 1996 payment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet foreseeable working capital requirements, including the scheduled repayment of debt.

Cash and cash equivalents decreased $7.9 million to $8.6 million at June 30, 1995 from $16.4 million at December 31, 1994. The decrease was primarily due to the payment made in March 1995 to reduce the Company's long-term debt.

Accounts receivable at June 30, 1995 increased $12.1 million from December 31, 1994, principally as a result of the higher sales for the current quarter at the Specialty Chemicals Division, WCS and Precision compared to the quarter ended December 31, 1994 and WCS' seasonal offering of extended terms to selected customers in the first half of 1995. Inventories decreased slightly to $42.3 million at the end of the second quarter of this year compared to $42.8 million at December 31, 1994. Inventories increased at Precision and the Specialty Chemicals Division due to the higher revenue levels. Inventory also increased at certain foreign locations of the Specialty Chemicals Division due to the currency translation impact of the changes in exchange rates between December 31, 1994 and June 30, 1995. Inventories decreased approximately $1.8 million at WCS primarily as a result of the previously reported sale in January 1995 of substantially all the inventory (and other assets) of WCS' refrigerant recovery and recycling machine product line.

During the six months ended June 30, 1995, the Company purchased $4.9 million of new property, plant and equipment, primarily for the Automotive Components Division. The Company anticipates that capital expenditures will be approximately $9 million in 1995, below the $12 million level previously estimated. The decline is mainly due to a reduction in spending at Precision attributable to the slowdown in the growth rate of the U.S. automotive industry.

Effective March 1, 1995, the holder of the Company's 9% Subordinated Convertible Notes due March 6, 1996, elected to convert the entire remaining principal balance of $6,250,000 into 426,135 shares of the Company's common stock.

Stockholders' equity at June 30, 1995 was $109.9 million or $18.27 per share compared to $95.4 million or $17.13 per share at December 31, 1994. The increase of $14.4 million is attributable to net income of $7.8 million, $.3 million from common stock transactions, a $1.4 million increase in the foreign currency translation account, the amortization of $.2 million of unearned compensation and the conversion of $6.2 million of convertible notes, reduced by $1.5 million of dividends declared.

                         PART II - OTHER INFORMATION

                          WYNN'S INTERNATIONAL, INC.

                          ITEM 1 - LEGAL PROCEEDINGS




As reported previously, in February 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of Wynn Oil
                                                                    --------
Company v. American Way Service Corporation and Thomas A. Warmus, Case No.
- ----------------------------------------------------------------
89-CV-71777-DT, awarded Wynn Oil the sum of $2,023,645 in damages in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defen-dants. In May 1994, the court awarded Wynn Oil approximately $1.2 million in prejudgment interest and attorneys' fees. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"), but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed Chapter 11 bankruptcy proceedings in late 1994 in Florida. The bankruptcy filing resulted in an automatic stay of all pending collection efforts. In response to a motion brought by Wynn Oil, the Bank-ruptcy Court ruled in July 1995 that the judgment amount owed by defendants to Wynn Oil was incurred as a result of intentional and malicious conduct and therefore was nondischargable in the bankruptcy proceedings. The Bankruptcy Court reserved the right to amend the amount of the Wynn Oil claim held to be nondischargable based upon the results of defendants' appeal to the Sixth Circuit. The defendants have filed a motion for reconsideration with the Bankruptcy Court. In late July 1995, the Sixth Circuit issued its ruling in the defendants' appeal of the underlying damages award. The Sixth Circuit upheld the award of lost profits and attorneys fees to Wynn Oil. However, the Sixth Circuit also held that (i) lost profits of defendants could consist only of actual as opposed to reasonably expected investment income and (ii) the award of prejudgment interest in addition to an award of lost profits which included investment income was impermissible double counting. The Sixth Circuit remanded the case to the district court for a final calculation of lost profits by employing one of two formulas: (i) including actual investment income in the determination of lost profits but excluding prejudgment interest, or (ii) determining lost profits before investment income and then adding prejudgment interest. No portion of this judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case have been expensed as incurred.

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

                        WYNN'S INTERNATIONAL, INC.

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS






The Company held its Annual Meeting of Stockholders on May 10, 1995. At such meeting, the stockholders approved the following matters:

     1. The election of three directors for three-year terms ending in 1998; and

     2. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1995.


The number of votes cast for, against or withheld and the number of abstentions and broker nonvotes as to each matter voted upon at the meeting are as follows:

          Item           For         Withheld
          ----           ---         --------
Election of Directors:

Bryan L. Herrmann     5,496,189       32,356
Robert H. Hood, Jr.   5,519,857        8,688
Richard L. Nelson     5,519,857        8,688

                                                                   Broker
          Item           For         Against       Abstained      Nonvotes
          ----           ---         -------       ---------      --------
Appointment of Ernst
& Young LLP           5,462,267       60,183         6,095            0


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







                                              WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                     (Registrant)






Date     August 11, 1995                           James Carroll
    ------------------------       --------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date     August 11, 1995                      Seymour A. Schlosser
    ------------------------       --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)