Form 10-Q
period 1995-09-30
WYNNS INTERNATIONAL INC
filed 1995-11-13
CIK 108721

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1995

                                       or

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

At November 6, 1995, Registrant had 6,029,477 shares of common stock outstanding.
===============================================================================

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                   ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1995 (unaudited) and
              December 31, 1994                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Nine Months Ended
              September 30, 1995 and 1994                                  3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1995 and 1994                                 4-5

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                         6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-10

Part II - Other Information

       Item 1 - Legal Proceedings                                          11

       Item 6 - Exhibits and Reports on Form 8-K                           12

Signatures                                                                 13

Exhibits

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution

       Exhibit 27 - Financial Data Schedule

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                     September 30
                                                         1995       December 31
                                                     (unaudited)       1994
                                                     -----------    -----------

                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 20,643       $ 16,446
  Accounts receivable, less $1,796 allowance for
    doubtful accounts ($1,835 at December 31, 1994)     54,828         47,500
  Inventories:
    Finished goods                                      21,201         22,781
    Raw materials and work in process                   16,245         19,971
                                                     ---------      ---------
                                                        37,446         42,752
  Prepaid expenses and other current assets
    (including prepaid taxes based on income
    of $6,554 at September 30, 1995 and $6,080
    at December 31, 1994)                               15,036         13,302
                                                     ---------      ---------
      Total current assets                             127,953        120,000

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             49,044         48,192

Other assets                                             6,518          8,280
                                                     ---------      ---------
                                                      $183,515       $176,472
                                                     =========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $    -         $    239
  Accounts payable                                      20,440         19,708
  Dividends payable                                        122            614
  Taxes based on income                                  1,401          1,211
  Accrued liabilities                                   32,595         29,234
  Long-term debt due within one year                     8,160          8,161
                                                     ---------      ---------
      Total current liabilities                         62,718         59,167

Long-term debt due after one year                          746         14,948

Deferred taxes based on income                           6,836          6,917

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 6,376,727
      shares issued (5,918,692 at December 31, 1994)     6,376          5,919
  Capital in excess of par value                        16,217          9,871
  Retained earnings                                     95,578         86,250
  Equity adjustment from foreign currency
    translation                                           (900)        (2,238)
  Unearned compensation                                   (475)          (781)
  Common stock held in treasury 347,250 shares,
    at cost                                             (3,581)        (3,581)
                                                     ---------      ---------
      Total stockholders' equity                       113,215         95,440
                                                     ---------      ---------
                                                      $183,515       $176,472
                                                     =========      =========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands Except Per Share amounts)





                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                 --------------------    --------------------
                                   1995       1994         1995        1994
                                 --------   --------     --------    --------
Revenues:
  Net sales                      $ 74,606   $ 72,216     $230,734    $225,864
  Interest income                     282        147          592         424
                                 --------   --------     --------    --------
                                   74,888     72,363      231,326     226,288
                                 --------   --------     --------    --------
Cost and expenses:
  Cost of sales                    48,247     46,931      147,929     148,723
  Selling, general &
    administrative                 20,124     19,860       63,470      60,125
  Interest expense                    320        696        1,308       2,295
                                 --------   --------     --------    --------
                                   68,691     67,487      212,707     211,143
                                 --------   --------     --------    --------

Income before taxes based
    on income                       6,197      4,876       18,619      15,145
Provision for taxes based
    on income                       2,330      1,833        7,001       6,043
                                 --------   --------     --------    --------
Net income                       $  3,867   $  3,043     $ 11,618    $  9,102
                                 ========   ========     ========    ========


Income per share of
    common stock:
  Primary                           $ .62      $ .53        $1.91       $1.60
                                 ========   ========     ========    ========

  Fully diluted                     $ .62      $ .51        $1.88       $1.53
                                 ========   ========     ========    ========


Cash dividend per
    common share                    $ .13      $ .11        $ .39       $ .33
                                 ========   ========     ========    ========


See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                        Nine Months Ended
                                                          September 30
                                                     -----------------------
                                                       1995           1994
                                                     --------       --------
Cash flows from operating activities:
  Cash received from customers                       $223,252       $221,383
  Cash paid to suppliers and employees               (186,946)      (195,824)
  Cash paid on product warranty program claims         (9,527)        (5,776)
  Interest received                                       560            497
  Interest paid                                        (2,113)        (2,946)
  Income taxes paid                                    (7,375)        (7,408)
                                                     --------       --------
    Net cash provided by operating activities          17,851          9,926
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (5,958)        (9,891)
  Proceeds from sale of property, plant and
    equipment                                             310            634
  Other cash receipts - net                             1,341             84
                                                     --------       --------
    Net cash used in investing activities              (4,307)        (9,173)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                 (239)          (775)
  Payments of long-term debt                           (7,953)        (8,022)
  Dividends paid                                       (2,782)        (1,829)
  Proceeds from exercise of stock options                 553            215
                                                     --------       --------
    Net cash used in financing activities             (10,421)       (10,411)
                                                     --------       --------

Effect of exchange rate changes                         1,074            974
                                                     --------       --------

Net increase (decrease) in cash and cash
    equivalents                                         4,197         (8,684)
                                                     --------       --------

Cash and cash equivalents at beginning of year         16,446         21,397
                                                     --------       --------
Cash and cash equivalents at September 30            $ 20,643       $ 12,713
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

                            (Dollars in Thousands)



                                                        Nine Months Ended
                                                          September 30
                                                     -----------------------
                                                       1995           1994
                                                     --------       --------
Reconciliation of net income to net cash
  provided by operating activities
----------------------------------------

Net income                                           $ 11,618       $  9,102
                                                     --------       --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       6,101          5,074
    Provision for uncollectible accounts                  186            171
    Amortization of stock compensation                    306            306
    Gain on sale of property, plant & equipment           (68)           (20)
    Benefit for deferred income taxes                    (564)          (115)
    Decrease (increase) in:
      Accounts receivable (net)                        (7,514)        (4,745)
      Inventories                                       5,002         (1,375)
      Prepaid expenses and other current assets        (1,260)          (292)
      Other assets                                       (239)            (2)
    Increase (decrease) in:
      Accounts payable                                    732             50
      Product warranty program reserves                 2,353          1,159
      Taxes based on income                               190         (1,250)
      Accrued liabilities                               1,008          1,863
                                                     --------       --------
    Total adjustments                                   6,233            824
                                                     --------       --------

Net cash provided by operating activities            $ 17,851       $  9,926
                                                     ========       ========

Supplemental disclosure of noncash investing
  and financing activities
--------------------------------------------

In 1995 and 1994, additional common stock was issued upon the conversion of $6,250,000 and $250,000, respectively, of long-term debt.


See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 AND 1994





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

2) The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results of operations for the year ending December 31, 1995. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                             Three Months                 Nine Months
                          Ended September 30           Ended September 30
                        -----------------------      -----------------------
                           1995          1994           1995          1994
                        ---------     ---------      ---------     ---------
      Primary           6,224,430     5,694,637      6,083,664     5,685,344
      Fully diluted     6,230,405     6,141,688      6,221,401     6,134,797


                             WYNN'S INTERNATIONAL, INC.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended September 30, 1995 and 1994
----------------------------------------------------------------

Net sales for the third quarter of 1995 were $74.6 million, a 3% increase compared to $72.2 million in the third quarter of 1994. Sales decreased 4% for the Automotive Components Division which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc.
(WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products. Precision's revenues were slightly higher in the third quarter of 1995 compared to the third quarter of 1994, reflecting higher sales volume at the Virginia and Canadian operations, offset partially by lower sales volumes at the Tennessee and Arizona operations. The reduction in sales at the Tennessee operation, which manufactures and sells primarily O-rings, was due to the decline in U.S. automotive production rates during the most recent quarter compared to the prior year. WCS experienced a $2.1 million (17%) decrease in sales during the third quarter of 1995 compared to the third quarter of 1994. The revenue decline was mainly attributable to the July 1994 expiration of a kit assembly agreement with Mazda. Sales to the U.S. aftermarket, including sales through WCS company-owned installation centers, were approximately the same in the third quarter of 1995 compared to the same period in 1994. Sales in the European market increased in the most recent quarter.

Sales at the Specialty Chemicals Division, principally car care products, increased 15% in the third quarter compared to the same quarter in 1994. Sales increased 34% in the U.S. compared to the prior year primarily due to higher sales of product warranty kits and sales to direct export customers. Foreign subsidiary sales increased 4% from the prior year primarily due to increased sales from this Division's French and Belgium operations, partially offset by revenue declines in the South African and Australian operations. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 12% in the most recent quarter compared to the comparable quarter in 1994.

Sales by the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, were down slightly in the third quarter of 1995 compared to the third quarter of 1994.

The consolidated cost of sales for the third quarter of 1995 was 64.7% of sales, an improvement from 65.0% in the third quarter of 1994. The increase in the consolidated gross margin percentage was due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher volumes at its Virginia operations, partially offset by lower volumes at Precision's Tennessee operations. The gross margin percentage declined at WCS due to the lower sales volume. The gross margin percentage decreased at the Specialty Chemicals Division due to a change in the sales mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Selling, general and administrative expenses in the third quarter of 1995 were $20.1 million (27.0% of sales) compared to $19.9 million (27.5% of sales) for the third quarter of 1994. The small increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Specialty Chemicals Division and Precision, partially offset by a decline at WCS. The increase in selling, general and administrative expenses at the Specialty Chemicals Division reflects increased spending associated with higher revenues, although expenses declined as a percentage of sales. Operating expenses increased at Precision due to the addition of new service centers. Operating expenses decreased at WCS, both in total dollars and as a percentage of revenue. Consolidated interest expense declined primarily due to the reduction in the remaining principal amount of the Company's long-term debt. In March 1995, the Company made a $7.9 million principal payment against the Company's 10.75% Senior Note and the then remaining $6,250,000 of the Company's 9% subordinated convertible notes were converted into common stock.

Income before taxes based on income increased 27% to $6.2 million in 1995 from $4.9 million in the third quarter of 1994. In the Automotive Components Division, Precision's operating profit was virtually unchanged compared to the third quarter of 1994. WCS' operating loss in the third quarter of 1995 increased by approximately 10% compared to the same period in 1994, principally due to the lower sales to Mazda. WCS expects to report an operating loss for the calendar year ending December 31, 1995 due to lower revenues. The Specialty Chemicals Division experienced a 34% increase in operating profit in the quarter ended September 30, 1995 due primarily to improved results at its U.S. based and French operations.

The effective tax rate in the third quarter of 1995 was 37.6%, the same rate as in the third quarter of 1994.

Net income increased 27% to $3.9 million in the third quarter of 1995 compared to $3.0 million in the third quarter of 1994 as a result of the increase in pretax income. Primary income per share increased in the third quarter of 1995 to $.62 from $.53 in 1994 due to the higher net income.
The number of shares used in the calculation of primary earnings per share increased 9% in 1995 due primarily to the conversion of convertible notes into 426,135 shares of the Company's common stock during the first quarter of 1995 and the exercise of stock options in 1994 and 1995. Fully diluted earnings per share increased 22% in 1995 compared to 1994 due to the increased net income.


Comparison of the nine months ended September 30, 1995 and 1994
---------------------------------------------------------------

Net sales for the nine months ended September 30, 1995 increased 2% to $230.7 million from $225.9 million in the same period of last year. Sales were down 8% for the Automotive Components Division. Revenues decreased 33% at WCS due to reduced sales to Mazda, GM and Chrysler, partially offset by higher sales to the European market. Precision's sales increased 7% compared to the first nine months of 1994 due primarily to the relatively high U.S. automotive and off-road construction vehicle production rates during the first six months of 1995 and the continued strength in industrial activity. Sales for the Specialty Chemicals Division

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

increased 19% in the first nine months of 1995 compared to the same period in 1994 due primarily to improved sales in the U.S., France and Belgium. Sales for the Builders Hardware Division were virtually the same compared to the first nine months of the prior year.

Total cost of sales for the first nine months of 1995 was 64.1%, an improvement from 65.8% in the first nine months of 1994. Precision generated slightly higher gross margins, but the Specialty Chemicals Division and WCS experienced reduced gross margins. Precision's gross margin improved due to higher volumes during the nine month period, despite ongoing price pressures. The decrease in gross margin at the Specialty Chemicals Division was the result of a change in sales mix. The decrease in margin at WCS compared to 1994 is due primarily to the significant decline in sales.

Selling, general and administrative expenses increased to $63.5 million for the first nine months of 1995 from $60.1 million for the same period in 1994. The increase primarily reflects higher spending levels due to higher revenues at the Specialty Chemicals Division and Precision, partially offset by the lower operating expenses at WCS. Operating expenses at the Builders Hardware Division and Corporate were slightly above 1994 levels.

Income before taxes based on income increased to $18.6 million from $15.1 million in the first nine months of 1994. The Specialty Chemicals Division had a 34% increase in operating profit compared to the first nine months of last year primarily due to the reasons discussed in the third quarter. In the Automotive Components Division, WCS recorded an operating loss during the first nine months of 1995 compared to a small profit in the same period in 1994, principally due to reduced gross profit from the lower sales in 1995. Precision's operating profit increased compared to the first nine months of 1994 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profits of the Builders Hardware Division decreased compared to the first nine months of 1994 due to higher marketing expenses associated with new sales programs.

Net income increased 28% to $11.6 million in the first nine months of 1995 from $9.1 million in the same period in 1994 due to the growth in income before taxes and a decrease in the effective tax rate to 37.6% from 39.9% in the nine months ended September 30, 1994. The decrease in the effective tax rate is due to the expected higher level of profitability in the U.S., which has a lower corporate income tax rate than many of the international jurisdictions in which the Company operates.

Primary earnings per share rose 19% to $1.91 in the first nine months of 1995 compared to $1.60 in the same period in 1994. The increase in primary earnings per share is attributable to the increase in net income, partially offset by approximately 7% more shares outstanding in 1995 compared to 1994 as explained in the analysis of the third quarter. Fully diluted earnings per share increased 23% in 1995 compared to 1994 due to the higher net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


FINANCIAL CONDITION
-------------------

Working capital at the end of the third quarter was $65.2 million compared to $60.8 million at December 31, 1994. The current ratio was 2.04 to 1 at the end of the third quarter of this year compared to 2.03 to 1 at December 31, 1994. In March 1995, the Company paid the third installment of $7.9 million of the Company's 10.75% long-term senior debt. The remaining outstanding principal balance of the Company's 10.75% senior debt is scheduled to be repaid in one additional installment of $7.9 million due in March 1996. The Company anticipates funding the March 1996 payment from internally generated funds and/or its lines of credit. The Company has adequate lines of credit to meet foreseeable working capital requirements, including the scheduled repayment of debt.

Accounts receivable at September 30, 1995 increased $7.3 million from December 31, 1994, principally as a result of the higher sales during the third quarter by the Specialty Chemicals Division, WCS and Precision compared to the quarter ended December 31, 1994. Inventories decreased to $37.4 million at the end of the third quarter of this year compared to $42.8 million at December 31, 1994. Inventories decreased approximately $5.5 million at WCS primarily as a result of the lower revenue levels and the previously reported sale in January 1995 of substantially all the inventory (and other assets) of WCS' refrigerant recovery and recycling machine product line. Inventories at Precision, the Specialty Chemicals and Builders Hardware Divisions remained relatively unchanged at September 30, 1995 compared to December 31, 1994.

During the nine months ended September 30, 1995, the Company purchased $6.0 million of new property, plant and equipment, primarily for the Automotive Components Division. The Company anticipates that capital expenditures will be approximately $9 million in 1995, below the $12 million level previously estimated. The decline is mainly due to a reduction in spending at Precision attributable to the slowdown in the growth rate of the U.S. automotive industry.

Effective March 1, 1995, the holder of the Company's 9% Subordinated Convertible Notes due March 6, 1996, elected to convert the entire remaining principal balance of $6,250,000 into 426,135 shares of the Company's common stock.

Stockholders' equity at September 30, 1995 was $113.2 million or $18.78 per share compared to $95.4 million or $17.13 per share at December 31, 1994. The increase of $17.8 million is attributable to net income of $11.6 million, $.6 million from common stock transactions, a $1.4 million increase in the foreign currency translation account, the amortization of $.3 million of unearned compensation and the conversion of $6.2 million of convertible notes, reduced by $2.3 million of dividends declared.

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







                                              WYNN'S INTERNATIONAL, INC.
                                    -------------------------------------------
                                                     (Registrant)






Date    November 10, 1995                         James Carroll
    -------------------------      --------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date    November 10, 1995                     Seymour A. Schlosser
    -------------------------      --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)