Form 10-K405
period 1995-12-31
WYNNS INTERNATIONAL INC
filed 1996-03-28
CIK 108721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________


                                    FORM 10-K

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended DECEMBER 31, 1995; or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from __________________________ to __________________________

COMMISSION FILE NUMBER 1-7200

                           WYNN'S INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      95-2854312
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

   500 NORTH STATE COLLEGE BOULEVARD
              SUITE 700
          ORANGE, CALIFORNIA                                   92668
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (714) 938-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
------------------------------------   -----------------------------------------
Common Stock, par value $1 per share           New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ]  No [   ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $198,501,267 as of March 13, 1996. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

     On March 13, 1996, Registrant had 9,082,398 shares of common stock outstanding.

     Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1995. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1996.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


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

         O-rings and other molded polymer products are marketed under the trade name "Wynn's-Precision." Air conditioning systems for the automotive aftermarket are marketed by the Company under the trademark FROSTEMP-Registered Trademark- and installation centers are operated under the trademarks MAXAIR-Registered Trademark- and FROSTEMP-Registered Trademark-. Specialty chemical products and automotive service equipment are marketed under various trademarks, including WYNN'S-Registered Trademark-, FRICTION PROOFING-Registered Trademark-, X-TEND-Registered Trademark-, SPIT FIRE-Registered Trademark-, DU-ALL-Registered Trademark- and TRANSERVE-TM-.

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

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

         The Company's operations are conducted in three industry segments:
Automotive Components; Specialty Chemicals; and Builders Hardware. Financial information relating to the Company's business segments for the five years ended December 31, 1995 is incorporated by reference from Note 14 of "Notes to Consolidated Financial Statements" on pages 29 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "1995 Annual Report").

                       AUTOMOTIVE COMPONENTS

         The Automotive Components Division consists of Wynn's-Precision, Inc. ("Precision") and Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"). During 1995, sales of the Automotive Components Division were $166,012,000, or 55% of the Company's total net sales, as compared with $176,346,000 and 60% in 1994. The operating profit of the division in 1995 was $19,872,000, or 61% of the Company's total operating profit, as compared with $18,566,000 and 65% in 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1995 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

                         WYNN'S-PRECISION, INC.
(O-RINGS, SEALS AND OTHER MOLDED ELASTOMERIC AND THERMOPLASTIC POLYMER PRODUCTS)


PRODUCTS

         Precision and its affiliated companies design, manufacture and market a variety of static and dynamic sealing products. The principal products of Precision are O-rings, composite gaskets, engineered seals and convoluted boots and seals that are reinforced with plastic, metal and fabric. These products are made from elastomeric and thermoplastic polymers. The products are used for a variety of sealing applications that include engines, transmissions, steering pumps and assemblies, fuel handling, suspension/brake systems, refrigeration and electronics. Precision's primary customers are manufacturers of automobiles, trucks, off-highway vehicles, fluid handling equipment, aircraft/aerospace components, and the military.

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

PRODUCTION

         Precision's manufacturing facilities are located in Arizona, Tennessee, Texas, Virginia and Ontario, Canada. Precision's administrative headquarters are located at the site of its main manufacturing facility in
Lebanon, Tennessee.   Also located in Lebanon, Tennessee are Precision's own
tool production facility and a facility dedicated exclusively to injection molding. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1995, Precision continued to invest in new production equipment, which expanded production capacity primarily at Precision's Lebanon, Tennessee and Virginia facilities.

         The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous sources in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1995 and are expected to continue to be available in 1996.

                          WYNN'S CLIMATE SYSTEMS, INC.
            (AUTOMOTIVE AIR CONDITIONING SYSTEMS AND COMPONENTS)

PRODUCTS AND SERVICES

         Wynn's Climate Systems designs, manufactures and markets automotive air conditioning systems and components for both automotive OEMs and the automotive aftermarket. The components include condensers, evaporator coils, injection-molded and vacuum-formed plastic parts, steel brackets, adapter kits and hose and tube assemblies. In 1994, Wynn's Climate Systems also manufactured and sold refrigerant recovery and recycling equipment ("A/C-R Equipment"). In January 1995, Wynn's Climate Systems sold substantially all of its inventory of A/C-R Equipment and discontinued the manufacture of such equipment in April 1995. Wynn's Climate Systems also operates ten installation centers in Arizona, California, Colorado and North Carolina that install air conditioners and accessories for automobile dealers and retail customers.

DISTRIBUTION

         Wynn's Climate Systems sells its air conditioning components to OEM customers and distributors. It sells its air conditioning systems to OEM customers and their distributors and dealers, and to distributors in the automotive aftermarket. In addition, through its installation centers, Wynn's Climate Systems sells air conditioning systems and accessories to automobile dealers and retail customers.

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


                          SPECIALTY CHEMICALS

         The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1995, net sales at Wynn Oil were $132,173,000, or 43% of the Company's total net sales, as compared to $110,867,000 and 38% for 1994. The operating profit of the division during 1995 was $12,426,000, or 38% of the Company's total operating profit, compared with $9,564,000 and 34% for 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1995 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

PRODUCTS

         The principal business of Wynn Oil is the development, manufacture and marketing of a wide variety of specialty chemical car care products and related service programs under the WYNN'S-Registered Trademark- and X-TEND-Registered Trademark- trademarks. Wynn Oil's car care products are formulated to provide preventive or corrective maintenance for automotive engines, transmissions, steering systems, fuel delivery systems, differentials, engine cooling systems and other automotive mechanical parts. Wynn Oil also manufactures industrial specialty chemical products, including forging compounds, lubricants, cutting fluids and multipurpose coolants for precision metal forming and machining operations. Wynn Oil also manufactures the patented DU-ALL-Registered Trademark- antifreeze power drain and fill and recycling system, which is a portable machine used in conjunction with proprietary chemicals to service a vehicle's cooling system and recycle the used antifreeze. The DU-ALL-Registered Trademark- system has been approved by General Motors and Chrysler. In December 1995, Wynn Oil launched the sale of its TRANSERVE-TM- transmission flush and fill system, which is a portable machine used in conjunction with proprietary chemicals to flush and refill the transmission fluid in a vehicle. Wynn Oil also sells its WYNN'S EMISSION CONTROL-Registered Trademark- product, a patented organic fuel combustion catalyst for spark ignition and diesel engines which helps reduce exhaust emissions and improve fuel economy.

         Wynn Oil also markets the WYNN'S PRODUCT WARRANTY-Registered Trademark- program, which, in general, consists of kits containing a specially formulated line of automotive additive products, accompanied by a special product warranty. The warranty kits are sold through distributors, sales representatives and automobile dealers primarily to purchasers of used automobiles. The Wynn's Product Warranty program provides reimbursement of the costs of certain parts and labor and, in some instances, the costs of towing and a rental car, incurred by vehicle owners who use the special products to treat their vehicles in accordance with the terms and conditions of the warranty and who experience certain types of damage which the special products are designed to help prevent. See "Other Factors Affecting the Business."

DISTRIBUTION

         Wynn Oil's car care products are sold in the United States and in approximately 90 foreign countries. See "Foreign Operations."

         Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products primarily through independent distributors, sales representatives and warehouse distributors, and also through mass merchandisers and chain stores. Wynn Oil also uses internal sales management in the sale and distribution of its products. Foreign sales are made principally through wholly-owned subsidiaries, which sell primarily through independent distributors or manufacturers' representative organizations, with a direct sales force in France. Wynn Oil also engages in direct export sales from the U.S. to independent distributors in Asia and Latin America, and from Belgium to independent distributors in Scandinavia, Europe, North Africa, the Middle East and former republics of the USSR. See "Other Factors Affecting the Business."

PRODUCTION

         Wynn Oil has manufacturing facilities in California and Belgium. Other foreign subsidiaries either purchase products directly from the manufacturing facilities in the United States or Belgium or have the products manufactured locally by outside contract suppliers according to Wynn Oil's specifications and formulae. Wynn Oil periodically reviews its production and sourcing locations in light of fluctuating foreign currency rates.

         Wynn Oil utilizes a large number of chemicals in the production of its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1995 and is expected to continue to be available for the foreseeable future.


                            BUILDERS HARDWARE

         The Builders Hardware Division consists of Robert Skeels & Company ("Skeels"), a wholesale distributor of builders hardware products, including lock sets and locksmith supplies. During 1995, Skeels' net sales were $5,602,000, or 2% of the Company's total net sales, as compared with $5,438,000 and 2% for 1994. The operating profit of the division during 1995 was $297,000, or 1% of the Company's total operating profit, compared with $392,000 and 1% for 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 16 through 19 and 29 through 31, respectively, of the 1995 Annual Report, which are hereby incorporated by reference.

         Skeels' main facility is located in Compton, California. In addition, Skeels has a leased satellite sales facility located in Fullerton, California.

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

         Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to changes in price. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1995, Precision invested approximately $5 million in new production equipment, which expanded its production capacity primarily at its Lebanon, Tennessee and Virginia facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor.

         Wynn's Climate Systems has a number of competitors that manufacture air conditioning systems and components, some of which competitors are substantially larger than Wynn's Climate Systems. Automotive air conditioning manufacturers compete in the areas of price, service, warranty and product performance. Wynn's Climate Systems' focus is to manufacture high quality products. Over time there has been a gradual increase in the number of air conditioning systems installed on the automotive factory line. The increase in the number of factory-installed systems has reduced the size of the market for aftermarket sales.

         Competition with respect to Wynn Oil's specialty chemical products consists principally of other automotive aftermarket chemical and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers and car manufacturers market private label brands of specialty chemical products. Wynn Oil's DU-ALL-Registered Trademark-antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have been approved by General Motors and Chrysler. Similarly, Wynn Oil's TRANSERVE-TM- transmission fluid flush and fill equipment and chemicals compete against other transmission flush equipment. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

         Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

         Sales to General Motors constituted approximately 10.1% of the total net sales of the Company in 1995. No other customer represented more than 10% of total net sales of the Company in 1995.

GOVERNMENT REGULATIONS

         The number of governmental rules and regulations affecting the Company's business and products continues to increase.

         Wynn Oil markets the Wynn's Product Warranty program in approximately forty-four states in the U.S. and also in Canada. Questions have been raised by certain state insurance regulators as to whether the product warranty that accompanies the kit is in the nature of insurance. Wynn Oil attempts to resolve these questions to the satisfaction of each state insurance regulator. At times, it has elected to withdraw the Wynn's Product Warranty program from certain states. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty in the United States or other countries in the future. Over the past few years, sales of the Wynn's Product Warranty have become an increasingly important element of Wynn Oil's domestic business.

ENVIRONMENTAL MATTERS

         The Company has used various substances in its past and present manufacturing operations which have been or may be deemed to be hazardous, and the extent of its potential liability, if any, under applicable environmental statutes, rules, regulations and case law is unclear. Under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), a responsible party may be jointly liable for the entire cost of remediating contaminated property even if it contributed only a small portion of the total contamination. At December 31, 1995, the Company had consolidated accrued reserves of approximately $4.8 million relating to environmental matters. Although the effect of resolution of environmental matters on results of operations cannot be predicted, the Company believes, based on information presently known to the Company, that any liability that may result from environmental matters in excess of accrued reserves should not materially affect the Company's financial position or annual results of operations or cash flows. See Note 11 of "Notes to Consolidated Financial Statements" on page 28 of the 1995 Annual Report, which is hereby incorporated by reference.

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

             Since October 1989, Wynn Oil and its consultants have been working with representatives of the RWQCB to conduct a comprehensive site assessment of the Azusa Facility. In January 1992, at the request of the EPA and the RWQCB, Wynn Oil agreed to expand the scope of its investigation of the Azusa Facility to include three soil gas monitoring wells and one groundwater monitoring well. The monitoring wells were installed in 1992, and the results of ongoing sampling have been reported to the RWQCB. In the fall of 1993, the

        RWQCB requested Wynn Oil to install a groundwater monitoring well located upgradient of the existing Azusa Facility well. Wynn Oil reached agreement with another PRP located on an approximately upgradient property. The agreement provided for this PRP to install the groundwater monitoring well on its property and for Wynn Oil to share the costs of installation. The well was installed, and the RWQCB has accepted this well as meeting its request for Wynn Oil to install a well upgradient of the Azusa Facility. Wynn Oil continues to monitor the well located at the Azusa Facility in accordance with RWQCB requirements. During 1995, the RWQCB sent letters to Wynn Oil and certain other facilities in the general area asking them to submit remedial action plans for vadose zone remediation at their respective facilities. In December 1995, Wynn Oil's consultants responded to the RWQCB stating that such remediation was neither warranted nor cost effective at the Azusa Facility. Wynn Oil may at some later date elect or be required to take specific remedial actions with respect to soils conditions at the Azusa Facility.

             In March 1994, the EPA issued its Record of Decision ("ROD") with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. The Azusa Facility is located within the BPOU. In the ROD, the EPA selected an interim groundwater remedial action (the "Interim Remedial Action") for the BPOU that is estimated to cost in the range of $100 to $120 million. Wynn Oil has joined with approximately ten other companies, each of which has been identified as a PRP in EPA General Notice letters, to form the BPOU Steering Committee ("Steering Committee"). The Steering Committee has been negotiating with several local, state and federal entities regarding implementation of the ROD with partial funding from the Metropolitan Water District Groundwater Recovery Program and funds from the federal Bureau of Reclamation available for conjunctive use projects in the San Gabriel Basin. This approach is generally known as the "Consensus Plan." If agreement is reached among these entities, the PRP costs of implementing the ROD reportedly could be reduced to approximately $35 million, excluding any of EPA's past costs. However, no assurance can be given that such agreements will be reached or the Consensus Plan will be implemented.

             In January 1995, the EPA issued "pre-Special Notice" letters to sixteen companies, including Wynn Oil, requesting them to install up to ten regional monitoring wells and complete other pre-design work needed before the remedy can be implemented (the "Pre-Design Work"). The Steering Committee members have funded the costs of the Pre-Design Work on an interim basis subject to reallocation among all of the PRPs which ultimately share the costs of implementing the ROD. The cost of the Pre-Design Work paid by the Steering Committee members was approximately $2 million. In recognition of the Steering Committee's commitment to perform the Pre-Design Work, the EPA has deferred issuance of Special Notice letters for implementation of the ROD. The EPA has indicated that it considers Wynn Oil to be one of the four largest contributors to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA.

             The Steering Committee has begun the process of allocating among its members the cost for implementing the ROD. There is no assurance that a negotiated allocation of responsibility will be reached. Wynn Oil's ultimate share of the total remedial costs cannot be estimated with certainty at this time. In establishing appropriate reserves for this matter, Registrant has assumed that the total PRP costs of implementing the ROD plus the Steering Committee's share of EPA's past costs, if any, will be in the range of $30 to $40 million.

             (b) In February 1992, an inactive subsidiary of the Company received a letter from the then lessee (the "Lessee") of a parcel of real property in Compton, California formerly leased by the subsidiary. The letter stated that the Lessee had discovered soil contamination at the site and asserted that the subsidiary may be liable for the cost of clean-up. The letter stated that the Lessee was investigating the nature and extent of the soil contamination. In July 1993, the Company received a letter from the owner of the real property (the "Property Owner") stating that the Property Owner had asserted a claim against the Lessee to pay the cost of remediation and that the Property Owner may assert a claim against the Company. In February 1995, the Property Owner filed a lawsuit in federal court against the Lessee and its principal, the inactive subsidiary, Wynn's International, Inc. and Wynn Oil. The complaint alleges that the defendants stored solid and hazardous wastes at the site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint seeks relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the property. After the Wynn's parties were served with the lawsuit in June 1995, the parties filed various cross claims and counter claims against each other. In September 1995, all parties met to review the possibility of an early settlement. As a result of this meeting, the Wynn's parties and the Property Owner agreed to fund equally a joint investigation of the site, with each party being responsible for half of the cost of the investigation. In exchange, the Property Owner stayed the litigation pending completion of the joint investigation. As of March 13, 1996, the Company had not received the results of the investigation. The Company does not know the extent of the contamination or the estimated cost of cleanup at this site.

             (c) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resources Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Performance of this work was completed in late 1991. Wynn's Climate Systems submitted a copy of the report of its consultants to the TNRCC in February 1992. In 1994, Wynn's Climate Systems received a request from the TNRCC for additional information. Wynn's Climate Systems furnished the requested information to the TNRCC. Wynn's Climate Systems also voluntarily conducted additional investigation activities at this facility. Wynn's Climate Systems ceased leasing this facility at the end of 1994. Since the expiration of the lease, Wynn's Climate Systems has been attempting to obtain written consent from the property owner to gain access to the facility for purposes of continuing the additional investigation. As of March 13, 1996, Wynn's Climate Systems had not yet obtained such consent and had so informed the TNRCC.

             (d) In May 1989, Wynn's Climate Systems received notice that it had been identified as a generator of hazardous waste that had been shipped to the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site") for treatment. CRI was engaged in the business of recycling and reclaiming spent solvents and other hazardous wastes at the CRI Site until it ceased operations in February 1989. Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the CRI Site. A PRP Steering Committee (the "Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. As of March 1996, approximately 85 PRPs, including Wynn's Climate Systems, had agreed to participate in the Committee for the CRI Site. PRPs that have agreed to participate in the Committee have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the Committee. No significant developments occurred in 1995. As of March 1996, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by Committee members was approximately two-tenths of one percent (0.2%).

             The foregoing "Environmental Matters" section and Note 11 of "Notes to Consolidated Financial Statements" on page 28 of the 1995 Annual Report (which is incorporated by reference herein) contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of reserves for such matters will not materially affect the Company's financial position or annual results of operations or cash flows. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of the contamination, (ii) the remedial action selected, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) with respect to the San Gabriel Valley Superfund Sites, the PRP costs of implementing the ROD and the amount of EPA past costs required to be paid by the PRPs, (vi) the ability of other responsible parties, if any, to pay their respective shares, and (vii) any insurance recoveries. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

FOREIGN CURRENCY FLUCTUATIONS

         In 1995, the United States dollar generally decreased in value compared to 1994 in the currencies of most countries in which the Company does business. This decrease in the value of the U.S. dollar caused aggregate foreign sales and operating profit to be translated into higher dollar values than what would have been reported if exchange rates had remained the same as in 1994. In 1995, the Equity Adjustment from Foreign Currency Translation account on the Consolidated Balance Sheet increased by $1,068,000, which caused a corresponding increase in Total Stockholders' Equity. See "Foreign Operations."

PATENTS AND TRADEMARKS

         The Company holds a number of patents and trademarks which are used in the operation of its businesses. There is no known challenge to the Company's rights under any material patents or material trademarks. In 1989, Wynn Oil filed a lawsuit in the federal district court in Detroit, Michigan against another company and its principal stockholder for infringement of Wynn Oil's X-TEND-Registered Trademark- trademark. In February 1994, the court awarded Wynn Oil $2.0 million in damages. Additionally, in May 1994, the court awarded Wynn Oil approximately $1.2 million in prejudgment interest and attorneys' fees. Defendants filed a timely appeal of the District Court ruling to the United States Court of Appeals for the Sixth Circuit, but did not file the required bond to stay execution of the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed Chapter 11 bankruptcy proceedings in late 1994 in Florida. The bankruptcy filing resulted in an automatic stay of all pending collection efforts. In 1995, the Court of Appeals determined that the District Court had erred in part in determining the damage award and remanded the case to the District Court for a final determination of the damage award. The District Court subsequently awarded Wynn Oil damages and attorneys' fees of approximately $1.8 million. Wynn Oil and its counsel are working through the bankruptcy process to maximize Wynn Oil's ultimate recovery against the defendants. See "Legal Proceedings."

SEASONALITY OF THE BUSINESS

         Although sales at the Company's divisions are somewhat seasonal, the consolidated results of operations generally do not reflect seasonality.

RESEARCH AND DEVELOPMENT

         Precision maintains research and engineering facilities in Tennessee, Virginia and Canada. Research and development is an important aspect of Precision's business as Precision has developed and continues to develop numerous specialized compounds to meet the specific needs of its various customers. Precision also has technical centers in Tennessee, Virginia and Canada to design sealing solutions, construct prototype products and to perform comprehensive testing of materials and products. Precision maintains extensive research, development and engineering facilities to provide outstanding service to its customers.

         Wynn Oil maintains research and product performance centers in California, Belgium, France and South Africa. The main activities of the research staff are the development of new specialty chemicals and other products, improvement of existing products, including finding new applications for their use, evaluation of competitive products and performance of quality control procedures.

FOREIGN OPERATIONS

         The following table shows sales to foreign customers for the years 1995, 1994 and 1993:



                                                    1995               1994              1993
                                                 ------------       -----------       ------------

Total Sales Outside the United States:           $110,629,000       $99,133,000       $102,907,000
  Percent of Net Sales                               36.4%              33.9%              36.1%
   Sales by Foreign Subsidiaries                  $98,444,000       $85,945,000        $92,911,000
    Percent of Net Sales                             32.4%              29.4%              32.6%
   Export sales by Domestic Subsidiaries          $12,185,000       $13,188,000         $9,996,000
    Percent of Net Sales                              4.0%               4.5%               3.5%

         Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 3 and Note 14 of "Notes to Consolidated Financial Statements" on page 25 and 29 through 31, respectively, of the 1995 Annual Report, which are hereby incorporated by reference.

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

EMPLOYEES

         At December 31, 1995, the Company had 2,023 employees.

         A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 1998. The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the United Rubber, Cork, Linoleum and Plastic Workers of America. The collective bargaining agreement for the unit will expire in February 1997.

         A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc., an affiliate of Precision, are represented by a local of the International Chemical Workers Union. The collective bargaining agreement for this facility expires in February 1999.

         The Company considers its relations with its employees to be good.

                    EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who are appointed annually, are as follows:



                                                                  Executive
                                                                 Officer Since          Age
                                                                ---------------       -------

James Carroll            President and Chief Executive Officer       1988               66

Seymour A. Schlosser     Vice President-Finance and Chief            1989               50
                         Financial Officer

Gregg M. Gibbons         Vice President-Corporate Affairs,           1986               43
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

ITEM 2.  PROPERTIES

    The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction, as of March 13, 1996:

                                                                    SQUARE       IF LEASE,
                                                    HELD IN FEE     FOOTAGE       YEAR OF
                     LOCATION                       OR BY LEASE  (APPROXIMATE)  TERMINATION      PRESENT USE
--------------------------------------------------  -----------  -------------  ------------  ------------------
WYNN'S INTERNATIONAL, INC.

  Orange, California                                   Lease            6,894       1998      Administrative

AUTOMOTIVE COMPONENTS:

WYNN'S-PRECISION, INC.

  DOMESTIC

  Lebanon, Tennessee                                    Fee           140,000        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Lebanon, Tennessee                                    Fee            78,000        --       Manufacturing

  Lebanon, Tennessee                                    Fee            35,000        --       Manufacturing

  Livingston, Tennessee                                 Fee            33,000        --       Manufacturing,
                                                                                              Warehouse

  Tempe, Arizona                                        Fee            32,572        --       Manufacturing,
                                                                                              Warehouse

  Rancho Cucamonga, California                         Lease            2,880       1996      Warehouse

  Elgin, Illinois                                      Lease            4,762       1998      Warehouse

  Peoria, Illinois                                     Lease           10,000       2000      Warehouse

  Farmington Hills, Michigan                           Lease            1,963       1998      Administrative

  Wyoming, Michigan                                    Lease            2,000       1997      Warehouse

  Golden Valley, Minnesota                             Lease            3,800       1996      Warehouse

  Charlotte, North Carolina                            Lease            3,675       1999      Warehouse

  West Seneca, New York                                Lease            2,934       2000      Warehouse

  Dayton, Ohio                                         Lease            6,193       1998      Warehouse


                                                                    SQUARE       IF LEASE,
                                                    HELD IN FEE     FOOTAGE       YEAR OF
                     LOCATION                       OR BY LEASE  (APPROXIMATE)  TERMINATION      PRESENT USE
--------------------------------------------------  -----------  -------------  ------------  ------------------
  Bensalem, Pennsylvania                               Lease            2,326       1998      Warehouse

  Indianapolis, Indiana                                Lease            1,800       1996      Warehouse

  Fort Worth, Texas                                    Lease            3,600       1998      Warehouse

  Lenexa, Kansas                                       Lease            2,089       1997      Warehouse

  FOREIGN

  Orillia, Ontario, Canada                              Fee            48,000        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Concord, Ontario, Canada                             Lease            3,455    Month-to-    Warehouse
                                                                                   Month

  Edmonton, Alberta, Canada                            Lease            2,700       1996      Warehouse

  Richmond, British Columbia, Canada                   Lease            3,047       1996      Warehouse

  Calgary, Alberta, Canada                             Lease            1,600       1998      Warehouse

  Aldershot, England                                   Lease            2,300       1996      Warehouse,
                                                                                              Administrative

DYNAMIC SEALS, INC.

  Lynchburg, Virginia                                   Fee           101,000        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Houston, Texas                                       Lease           14,000       1997      Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Houston, Texas                                       Lease           14,000       1997      Warehouse,
                                                                                              Administrative


                                                                    SQUARE       IF LEASE,
                                                    HELD IN FEE     FOOTAGE       YEAR OF
                     LOCATION                       OR BY LEASE  (APPROXIMATE)  TERMINATION      PRESENT USE
--------------------------------------------------  -----------  -------------  ------------  ------------------
WYNN'S CLIMATE SYSTEMS, INC.

  DOMESTIC

  Fort Worth, Texas                                     Fee           185,375        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Madison Heights, Michigan                            Lease            1,000    Month-to-    Administrative
                                                                                   Month

  Bensenville, Illinois                                Lease            4,165       1997      Warehouse

  Englewood, Colorado                                  Lease           12,000       2000      Service Center

  Northglenn, Colorado                                 Lease            7,680       2000      Service Center

  Colorado Springs, Colorado                           Lease            6,600       1997      Service Center

  Phoenix, Arizona                                     Lease           17,000       1997      Service Center

  Mesa, Arizona                                        Lease            4,400    Month-to-    Service Center
                                                                                   Month

  Glendale, Arizona                                    Lease            3,600       1997      Service Center

  Yuma, Arizona                                        Lease            4,800       1999      Service Center

  Scottsdale, Arizona                                  Lease            3,881       1996      Service Center

  Charlotte, North Carolina                            Lease            3,000       2000      Service Center

  Rancho Cucamonga, California                         Lease           10,000    Month-to-    Service Center
                                                                                   Month

FOREIGN

  Tamworth, Staffordshire, England                     Lease           14,000       1998      Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

                                                                    SQUARE       IF LEASE,
                                                    HELD IN FEE     FOOTAGE       YEAR OF
                     LOCATION                       OR BY LEASE  (APPROXIMATE)  TERMINATION      PRESENT USE
--------------------------------------------------  -----------  -------------  ------------  ------------------
SPECIALTY CHEMICALS:

WYNN OIL COMPANY

  DOMESTIC

  Azusa, California                                     Fee           122,630        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  FOREIGN

  Frenchs Forest, New South Wales, Australia           Lease           24,224       2000      Warehouse,
                                                                                              Administrative

  Carrington, New South Wales, Australia               Lease           13,175       1996      Warehouse,
                                                                                              Administrative

  St. Niklaas, Belgium                                  Fee            82,600        --       Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

  Mississauga, Ontario, Canada                         Lease           32,798       2001      Warehouse,
                                                                                              Administrative

  Mississauga, Ontario, Canada                         Lease           16,894       1996      Warehouse,
                                                                                              Administrative

  Mississauga, Ontario, Canada                         Lease            2,536       1997      Service Center

  Mississauga, Ontario, Canada                         Lease            2,689       1996      Warehouse,
                                                                                              Administrative

  Reading, Berkshire, England                          Lease            3,154       2004      Administrative

  Strasbourg, France                                   Lease              557       1997      Administrative

  Paris, France                                        Lease            8,853       1997      Administrative

  Cestas, France                                       Lease           18,669       1996      Warehouse,
                                                                                              Administrative

  Lyon, France                                         Lease              465       1998      Administrative

  St. Etienne, France                                  Lease              929       1996      Administrative

  Abbeville, France                                    Lease              929    Month-to-    Administrative
                                                                                   Month


                                                                    SQUARE       IF LEASE,
                                                    HELD IN FEE     FOOTAGE       YEAR OF
                     LOCATION                       OR BY LEASE  (APPROXIMATE)  TERMINATION      PRESENT USE
--------------------------------------------------  -----------  -------------  ------------  ------------------
  Thiers, France                                       Lease              465       1996      Administrative

  Toulouse, France                                     Lease              485       1996      Administrative

  Celle, Germany                                       Lease            7,209       2002      Warehouse,
                                                                                              Administrative

  Mexico City, Mexico                                  Lease            2,500       1996      Warehouse,
                                                                                              Administrative

  Wynberg, Transvaal, South Africa                      Fee            32,280        --       Warehouse,
                                                                                              Administrative

  Edenvale, Transvaal, South Africa                     Fee            10,921        --       Leased to Third Party

  Madrid, Spain                                        Lease              430       1996      Administrative

  Caracas, Venezuela                                   Lease            1,615    Month-to-    Administrative
                                                                                   Month

BUILDERS HARDWARE:

ROBERT SKEELS & COMPANY

  Compton, California                                   Fee            59,019        --       Warehouse,
                                                                                              Administrative

  Fullerton, California                                Lease            1,600       1996      Warehouse,
                                                                                              Administrative

    The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1996 and 1997, the Company believes it will be able to renew such leases on acceptable terms or find suitable alternative facilities.

ITEM 3.  LEGAL PROCEEDINGS

    Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the results of operations or the financial position of Registrant based on information presently known to Registrant.

     In February 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of WYNN OIL COMPANY V. AMERICAN WAY SERVICE CORPORATION AND THOMAS A. WARMUS, Case No. 89-CV-71777-DT, awarded Wynn Oil approximately $2.0 million in damages in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. In May 1994, the court awarded Wynn Oil approximately $1.2 million in prejudgment interest and attorneys' fees. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed Chapter 11 bankruptcy proceedings in late 1994 in Florida. The bankruptcy filing resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's award of damages and attorneys' fees, but held that the District Court erred when it awarded (i) both investment income and prejudgment interest and (ii) reasonable investment income instead of actual investment income. The Court of Appeals remanded the case to the District Court for a final determination of the damage award. In November 1995, the District Court awarded Wynn Oil damages and attorneys' fees of $1.8 million. The District Court also ordered the defendants to show the investment income earned by them during the period in question, which, if any, the court indicated it would award to Wynn Oil. The bankruptcy court has lifted the automatic stay for purposes of determining the applicable investment income and finalizing Wynn Oil's judgment. In 1995, the bankruptcy court appointed separate trustees to take control of the assets of both defendants. The bankruptcy court also affirmed that Wynn Oil had a liquidated claim in the amount of approximately $1.8 million. Wynn Oil and its counsel are continuing to work through the bankruptcy process to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the judgment has been included in the results of operations of the Company and all of Registrant's costs relating to this case have been expensed as incurred.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information appearing under "Cash Dividends and Common Stock Price Per
Share: 1994-1995" on page 32 of the 1995 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 33 of the 1995 Annual Report is hereby incorporated by reference.

     On February 14, 1996, the Board of Directors of Registrant declared a cash dividend of $0.10 per share payable March 29, 1996 to stockholders of record on March 13, 1996.

     Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.


ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated by reference from page 15 of the 1995 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the 1995 Annual Report, pages 16 through 19.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated financial statements of Registrant at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from the 1995 Annual Report, pages 20 through 32.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information appearing under "Election of Directors" on pages 4 and 5 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 1996 ("Registrant's 1996 Proxy Statement") is hereby incorporated by reference. A list of executive officers of Registrant is provided in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" and "--Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" on pages 6 through 10 of Registrant's 1996 Proxy

Statement is hereby incorporated by reference. The Report of the Compensation Committee on pages 11 and 12 of Registrant's 1996 Proxy Statement shall not be deemed to be incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of Registrant's 1996 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under "Election of Directors--Certain Relationships and Related Transactions" on page 5 of Registrant's 1996 Proxy Statement is hereby incorporated by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   See Index to Financial Statements and Financial Statement
               Schedules Covered By Report of Independent Auditors.

          2. See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

          3.   See Index to Exhibits.

     (b) No Reports on Form 8-K were filed by Registrant during the last quarter of 1995.

                           WYNN'S INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
               SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))


                                                                                Page References
                                                                      -------------------------------------
                                                                                             1995 Annual
                                                                        Form 10-K               Report
                                                                      ------------         ----------------
Consolidated Statements of Income for each of the
   three years in the period ended December 31, 1995 . . . . . . . .                              20

Consolidated Balance Sheets at December 31, 1995 and 1994. . . . . .                              21

Consolidated Statements of Stockholders' Equity for each
   of the three years in the period ended December 31, 1995. . . . .                              22

Consolidated Statements of Cash Flows for each of
   the three years in the period ended December 31, 1995 . . . . . .                              23

Notes to Consolidated Financial Statements . . . . . . . . . . . . .                            24 - 32

Consolidated schedule for each of the three years in
   the period ended December 31, 1995:
    VIII  -  Valuation and Qualifying Accounts . . . . . . . . . . .       23



     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

     The consolidated financial statements listed in the above index, which are included in the 1995 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1995 Annual Report is not deemed to be filed as part of this report.

                           WYNN'S INTERNATIONAL, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1995



     Allowance for
   doubtful accounts
     deducted from       Balance at     Charged to
       accounts          beginning      costs and      Deductions     Balance at
      receivable          of year        expenses         (1)         end of year
   -----------------     ----------     ----------     ----------     -----------
        1995             $1,835,000     $  104,000     $ (595,000)    $ 1,344,000
                         ----------     ----------     ----------     -----------

        1994             $1,848,000     $  208,000     $ (221,000)    $ 1,835,000
                         ----------     ----------     ----------     -----------

        1993             $2,644,000     $  (39,000)    $ (757,000)    $ 1,848,000
                         ----------     ----------     ----------     -----------





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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.

                                 WYNN'S INTERNATIONAL, INC.



                                 By           /S/ JAMES CARROLL
                                    -------------------------------------------
                                                  James Carroll
                                                    President
                                             Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE



March 25, 1996                   By           /S/ WESLEY E. BELLWOOD
                                    -------------------------------------------
                                                 Wesley E. Bellwood
                                               Chairman of the Board



March 25, 1996                   By             /S/ JAMES CARROLL
                                    -------------------------------------------
                                                   James Carroll
                                                    President
                                             Chief Executive Officer
                                                    Director

     DATE



March 25, 1996                   By           /S/ SEYMOUR A. SCHLOSSER
                                    -------------------------------------------
                                                 Seymour A. Schlosser
                                                Vice President-Finance
                                               (Principal Financial and
                                                  Accounting Officer)



March 25, 1996                   By               /S/ BARTON BEEK
                                    -------------------------------------------
                                                     Barton Beek
                                                      Director



March 25, 1996                   By              /S/ JOHN D. BORIE
                                    -------------------------------------------
                                                    John D. Borie
                                                      Director



March 25, 1996                   By            /S/ BRYAN L. HERRMANN
                                    -------------------------------------------
                                                  Bryan L. Herrmann
                                                       Director




March 25, 1996                   By           /S/ ROBERT H. HOOD, JR.
                                    -------------------------------------------
                                                 Robert H. Hood, Jr.
                                                      Director



March 25, 1996                   By             /S/ RICHARD L. NELSON
                                    -------------------------------------------
                                                  Richard L. Nelson
                                                      Director



March 25, 1996                   By              /S/ JAMES D. WOODS
                                    -------------------------------------------
                                                    James D. Woods
                                                       Director

                          WYNN'S INTERNATIONAL, INC.

                             INDEX TO EXHIBITS
                                (Item 14(a))


Exhibit
Number                          Description
-------                         -----------

 3.1 Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987)

 3.2 Certificate of Designations of Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.2 to Registrant's Report on Form 8-K dated March 3, 1989)

 3.3 By-Laws, as amended, of Registrant (incorporated herein by reference to Exhibit 3.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

 4.1 Note Agreement, dated March 5, 1986, between Registrant and Metropolitan Life Insurance Company (incorporated herein by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 5, 1986)

 4.2 Shareholder Rights Agreement, dated as of March 3, 1989, between Registrant and First Interstate Bank of California, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

 4.3 Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990 (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

10.1 Employment Agreement, dated February 15, 1995, between Registrant and James Carroll (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-K for the fiscal year ended
          December 31, 1994)

10.2 Employment Agreement, dated January 1, 1995, between Registrant and Gregg M. Gibbons (incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended
          December 31, 1994)

Exhibit
Number                          Description
-------                         -----------

10.3 Employment Agreement, dated January 1, 1995, between Registrant and Seymour A. Schlosser (incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended
          December 31, 1994)

10.4 Wynn's International, Inc. Amended and Restated 1980 Stock Option and Appreciation Rights Plan (incorporated herein by reference to Exhibit
          4.1 to Registrant's Registration Statement on Form S-8, Registration No. 2-68157)

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

10.7      Wynn's International, Inc. 1996 Corporate Management Incentive Plan

10.8 Deferred Compensation Agreement, dated November 30, 1990, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.9 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990)

10.9 Deferred Compensation Agreement, dated February 15, 1993, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992)

10.10 Deferred Compensation Agreement, dated April 23, 1993, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.11 Deferred Compensation Agreement, dated August 5, 1994, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994)

Exhibit
Number                          Description
-------                         -----------

10.12 Deferred Compensation Agreement, dated November 21, 1995, between Registrant and James Carroll

10.13 Deferred Compensation Agreement, dated November 28, 1995, between Registrant and James Carroll

10.14 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended
          December 31, 1993)

10.15 Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit C of Registrant's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 11, 1994, filed with the Commission on March 25, 1994)

11 Computation of Net Income Per Common Share -- Primary and Assuming Full Dilution

13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

21        Subsidiaries of Registrant

23        Consent of Independent Auditors

27        Financial Data Schedule