Form 10-Q
period 1996-03-31
WYNNS INTERNATIONAL INC
filed 1996-05-02
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________________
                                to _________________


Commission File No.   1-7200


                          Wynn's International, Inc.

                (Exact name of Registrant as specified in its charter)

              Delware                                  95-2854312

    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


500 North State College Blvd., Ste. 700, Orange, CA             92668

     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (714) 938-3700

_______________________________________________________________________________
Former name, former address & former fiscal year, if changed since last report.

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


At April 30, 1996, Registrant had 9,100,360 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                    Page No.
                                                                    --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1996 (unaudited) and
              December 31, 1995                                          2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1996 and 1995                                              3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              1996 and 1995                                              4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations           6-8

Part II - Other Information

       Item 1 - Legal Proceedings                                        9

       Item 6 - Exhibits and Reports on Form 8-K                         10

Signatures                                                               11

Exhibits

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution

       Exhibit 27 - Financial Data Schedule


                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       March 31
                                                         1996       December 31
                                                     (unaudited)       1995
                                                     -----------    -----------

                                          ASSETS
Current assets:
  Cash and cash equivalents                           $ 18,059       $ 23,127
  Accounts receivable, less $1,389 allowance for
    doubtful accounts ($1,344 at December 31, 1995)     59,631         50,590
  Inventories:
    Finished goods                                      22,399         22,074
    Raw materials and work in process                   15,811         15,771
                                                      --------       --------
                                                        38,210         37,845
  Prepaid expenses and other current assets
    (including deferred tax assets of $8,044 at
    March 31, 1996 and $7,442 at December 31,
    1995)                                               16,349         15,140
                                                      --------       --------
      Total current assets                             132,249        126,702

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             49,107         48,549

Other assets                                             6,444          6,514
                                                      --------       --------
                                                      $187,800       $181,765
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 21,333       $ 20,640
  Dividends payable                                          3            789
  Taxes based on income                                  3,447          2,289
  Accrued liabilities                                   35,803         34,729
  Long-term debt due within one year                        90             91
                                                      --------       --------
      Total current liabilities                         60,676         58,538

Long-term debt due after one year                           49             75

Deferred taxes based on income                           6,948          6,919

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 9,614,523
    shares issued (9,564,998 at December 31, 1995)       9,614          9,565
  Capital in excess of par value                        13,703         13,173
  Retained earnings                                    102,469         98,619
  Equity adjustment from foreign currency
    translation                                         (1,807)        (1,170)
  Unearned compensation                                   (271)          (373)
  Common stock held in treasury 520,875 shares,
    at cost                                             (3,581)        (3,581)
                                                      --------       --------
      Total stockholders' equity                       120,127        116,233
                                                      --------       --------
                                                      $187,800       $181,765
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Thousands, Except Per Share amounts)





                                              Three Months Ended
                                                   March 31
                                            ---------------------

                                              1996         1995
                                            --------     --------
Revenues:
  Net sales                                 $ 83,085     $ 78,074
  Interest income                                274          189
                                            --------     --------
                                              83,359       78,263
                                            --------     --------
Cost and expenses:
  Cost of sales                               52,464       49,831
  Selling, general & administrative           23,156       21,983
  Interest expense                                52          570
                                            --------     --------
                                              75,672       72,384
                                            --------     --------

Income before taxes based on income            7,687        5,879
Provision for taxes based on income            2,929        2,234
                                            --------     --------
Net income                                  $  4,758     $  3,645
                                            ========     ========


Income per share of common stock:
  Primary                                      $ .50        $ .42
                                            ========     ========

  Fully diluted                                $ .50        $ .40
                                            ========     ========


Cash dividend per common share                 $ .10       $.0867
                                            ========     ========


See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $  4,758       $  3,645
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                     2,120          1,970
      Provision for uncollectible accounts                 92             83
      Amortization of stock compensation                  102            102
      Gain on sale of property, plant & equipment         (13)           (13)
      Benefit for deferred income taxes                  (381)          (546)
      Changes in operating assets and liabilities:
        Accounts receivable (net)                      (9,133)       (12,000)
        Inventories                                      (750)          (213)
        Prepaid expenses and other current assets        (607)          (911)
        Other assets                                      (21)          (107)
        Accounts payable                                  693          4,302
        Product warranty program reserves               1,189            181
        Taxes based on income                           1,032          1,962
        Accrued liabilities                              (115)        (1,009)
                                                     --------       --------
          Net cash used in operating activities        (1,034)        (2,554)
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (2,357)        (2,144)
  Proceeds from sale of property, plant & equipment        44            234
  Other - net                                             -              (37)
                                                     --------       --------
    Net cash used in investing activities              (2,313)        (1,947)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  -            1,826
  Payments of long-term debt                              (27)        (7,920)
  Dividends paid                                       (1,694)        (1,213)
  Proceeds from exercise of stock options                 579             67
                                                     --------       --------
    Net cash used in financing activities              (1,142)        (7,240)
                                                     --------       --------

Effect of exchange rate changes                          (579)         1,183
                                                     --------       --------

Net decrease in cash and cash equivalents              (5,068)       (10,558)
                                                     --------       --------

Cash and cash equivalents at beginning of year         23,127         16,446
                                                     --------       --------
Cash and cash equivalents at March 31                $ 18,059       $  5,888
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           MARCH 31, 1996 AND 1995




1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary to a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1995 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1996           1995
                                      ----------     ----------
                 Interest             $   28,000     $1,187,000
                 Income taxes          2,278,000        818,000

      In 1995, additional common stock was issued upon the conversion of $6,250,000 of long-term debt.

4) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:


                                     Three months ended March 31
                                     ---------------------------
                                         1996           1995
                                      ----------     ----------
                 Primary              9,429,783      8,769,371
                 Fully diluted        9,471,973      9,209,117

      The number of shares and the related earnings per share data for all periods have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1995.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
- ---------------------

Comparison of the three months ended March 31, 1996 and 1995
- ------------------------------------------------------------

Net sales for the first quarter of 1996 were $83.1 million, a 6% increase compared to $78.1 million in the first quarter of 1995. Sales of the Automotive Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Wynn's Climate Systems, Inc. (WCS), a Fort Worth, Texas-based supplier of automotive air conditioning products, remained approximately the same. Precision's revenues increased 2% in the first quarter of 1996 compared to the first quarter of 1995, reflecting higher sales volume at the Virginia, Arizona and Canadian operations, offset partially by lower sales volumes at the Tennessee operations. The reduction in sales at the Tennessee operation, which manufactures and sells primarily O-rings, was due to the decline in U.S. automotive production rates during the most recent quarter compared to the prior year. The increase in sales at the Virginia operation was due to growth in sales from the relatively new applications of its composite gasket product line. WCS experienced a small decrease in sales during the first quarter of 1996 compared to the first quarter of 1995. The revenue decline was attributable to decreased sales in its original equipment manufacturers ("OEM") division and lower sales to the U.S. aftermarket (including company-owned installation centers), partially offset by increased sales to WCS' European OEM customers.

Sales at the Specialty Chemicals Division, principally car care products, increased 17% in the first quarter compared to the same quarter in 1995. Sales increased 35% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs and sales to direct export customers. Foreign subsidiary sales increased 6% from the prior year primarily due to higher sales from this Division's French, South African, U.K. and Canadian operations. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 16% in the most recent quarter compared to the comparable quarter in 1995.

Sales by the Builders Hardware Division, the relatively small regional builders hardware products wholesale distributor, increased 8% in the first quarter of 1996 compared to the first quarter of 1995.

The consolidated cost of sales for the first quarter of 1996 was 63.1% of sales, an improvement from 63.8% in the first quarter of 1995. The increase in the consolidated gross margin percentage was due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher volumes at its Virginia operations, partially offset by lower volumes at Precision's Tennessee operations. The gross margin percentage remained unchanged at WCS. The gross margin percentage decreased at the Specialty Chemicals Division and the Builders Hardware Division due to a change in the sales mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


Selling, general and administrative expenses in the first quarter of 1996 were $23.2 million (27.9% of sales) compared to $22.0 million (28.2% of sales) for the first quarter of 1995. The increase in total selling, general and administrative expenses is primarily attributable to higher expenses at the Specialty Chemicals Division and Precision. The increase in selling, general and administrative expenses at the Specialty Chemicals Division reflects increased spending associated with higher revenues, but expenses declined as a percentage of sales. Operating expenses increased at Precision primarily due to higher personnel and related costs. Consolidated interest expense in the first quarter of 1996 declined compared to the first quarter of 1995 due to the elimination during 1995 of virtually all of the Company's interest-bearing debt.

Income before taxes based on income increased 31% to $7.7 million in 1996 from $5.9 million in the first quarter of 1995. In the Automotive Components Division, Precision's operating profit increased slightly compared to the first quarter of 1995. WCS recorded a small operating profit in the first quarter of 1996, down slightly compared to the same period in 1995. The decline in operating profit was principally due to the lower sales. The Specialty Chemicals Division experienced a 46% increase in operating profit in the quarter ended March 31, 1996 due primarily to improved results at its U.S. and Western European based operations.

The effective tax rate in the first quarter of 1996 was 38.1%, virtually unchanged from the 38.0% rate in the first quarter of 1995.

Net income increased 31% to $4.8 million in the first quarter of 1996 compared to $3.6 million in the first quarter of 1995 as a result of the increase in pretax income. Primary income per share increased in the first quarter of 1996 to $.50 from $.42 in 1995 due to the higher net income.
The number of shares used in the calculation of primary earnings per share increased 8% in 1996 due primarily to the conversion of convertible notes into 639,203 shares of the Company's common stock in March of 1995 and the exercise of stock options in 1995 and 1996. Fully diluted earnings per share increased 25% in 1996 compared to 1995 due to the increased net income.

FINANCIAL CONDITION
- -------------------

Working capital at the end of the first quarter was $71.6 million compared to $68.2 million at December 31, 1995. The current ratio was 2.18 to 1 at the end of the first quarter of this year compared to 2.16 to 1 at December 31, 1995. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $18.1 million at March 31, 1996 compared to $23.1 million at December 31, 1995. The decrease in cash and cash equivalents was primarily due to the annual payment of employee incentive compensation, the funding of dividend payments and the increase in the Company's accounts receivable.

Accounts receivable increased $9.0 million to $59.6 million at March 31, 1996 from $50.6 million at December 31, 1995. This increase was principally due to the higher sales at WCS, Precision and the Specialty Chemicals Division compared to the quarter

MANAGEMENT'S DISCUSSION AND ANLAYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


ended December 31, 1995 and WCS' seasonal offering of extended terms to selected customers during the first quarter of the year. Inventories increased slightly to $38.2 million at the end of the first quarter of this year compared to $37.8 million at December 31, 1995.

During the three months ended March 31, 1996, the Company purchased $2.4 million of new property, plant and equipment, primarily for the Automotive Components Division. The Company anticipates that in 1996 capital expenditures will be approximately $11 million.

Stockholders' equity at March 31, 1996 was $120.1 million or $13.21 per share compared to $116.2 million or $12.85 per share at December 31, 1995. The increase of $3.9 million is attributable to net income of $4.8 million, $.5 million from common stock transactions and the amortization of $.1 million of unearned compensation, reduced by a $.6 million decrease in the foreign currency translation account and $.9 million of dividends declared.

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







                                             WYNN'S INTERNATIONAL, INC.
                                    ------------------------------------------
                                                    (Registrant)






Date     May 1, 1996                             James Carroll
     -------------------           --------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date     May 1, 1996                          Seymour A. Schlosser
     -------------------           --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)