Form 10-Q
period 1996-06-30
WYNNS INTERNATIONAL INC
filed 1996-08-05
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1996

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _________________
                                to _________________


Commission File No.   1-7200


                          Wynn's International, Inc.

                (Exact name of Registrant as specified in its charter)

              Delaware                                 95-2854312

   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


500 North State College Blvd., Ste. 700, Orange, CA             92868

     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (714) 938-3700

                         Former zip code - 92668
- -------------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.

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


At August 1, 1996, Registrant had 9,069,971 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ----------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1996 (unaudited) and
              December 31, 1995                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Six Months Ended June 30,
              1996 and 1995                                                3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1996 and 1995                                                4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                        5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-10

Part II - Other Information

       Item 4 - Submission of Matters to a Vote of Security Holders        11

       Item 6 - Exhibits and Reports on Form 8-K                           12

Signatures                                                                 13

Exhibits

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Primary

       Exhibit 11 - Computation of Net Income Per
                    Common Share - Assuming Full Dilution

       Exhibit 27 - Financial Data Schedule

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       June 30
                                                         1996       December 31
                                                     (unaudited)       1995
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 29,775       $ 23,127
  Accounts receivable, less $789 allowance for
    doubtful accounts ($710 at December 31, 1995)       48,481         43,766
  Inventories:
    Finished goods                                      17,044         17,346
    Raw materials and work in process                   10,079          9,942
                                                      --------       --------
                                                        27,123         27,288
  Prepaid expenses and other current assets
    (including deferred tax assets of $10,357 at
    June 30, 1996 and $7,442 at December 31, 1995)      19,469         14,974
  Net assets of discontinued operations                 13,578         23,616
                                                      --------       --------
      Total current assets                             138,426        132,771

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             39,350         38,664
Other assets                                             6,244          6,387
                                                      --------       --------
                                                      $184,020       $177,822
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $     36      $    -
  Accounts payable                                      17,336         18,253
  Taxes based on income                                    (82)         2,289
  Accrued liabilities                                   36,625         33,962
  Long-term debt due within one year                        91             91
                                                      --------       --------
      Total current liabilities                         54,006         54,595

Long-term debt due after one year                           24             75

Deferred taxes based on income                           6,868          6,919

Commitments and contingencies                             -              -

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 9,652,196
    shares issued (9,564,998 at December 31, 1995)       9,652          9,565
  Capital in excess of par value                        14,107         13,173
  Retained earnings                                    105,583         98,619
  Equity adjustment from foreign currency
    translation                                         (2,251)        (1,170)
  Unearned compensation                                   (170)          (373)
  Common stock held in treasury 528,775 shares,
    at cost (520,875 in 1995)                           (3,799)        (3,581)
                                                      --------       --------
      Total stockholders' equity                       123,122        116,233
                                                      --------       --------
                                                      $184,020       $177,822
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share amounts)

                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                   -------------------     -------------------
                                     1996       1995         1996       1995
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 71,826   $ 66,802     $143,289   $132,412
  Interest income                       319        105          574        284
                                   --------   --------     --------   --------
                                     72,145     66,907      143,863    132,696
                                   --------   --------     --------   --------
Cost and expenses:
  Cost of sales                      43,183     39,767       85,750     78,979
  Selling, general &
    administrative                   19,969     19,863       41,447     40,175
  Interest expense                       53        351          105        806
                                   --------   --------     --------   --------
                                     63,205     59,981      127,302    119,960
                                   --------   --------     --------   --------

Income from continuing operations
  before taxes based on income        8,940      6,926       16,561     12,736
Provision for taxes based
   on income                          3,412      2,572        6,310      4,782
                                   --------   --------     --------   --------

Net income from continuing
   operations                         5,528      4,354       10,251      7,954
                                   --------   --------     --------   --------

Discontinued operations:
  Income (loss) from discontinued
    operations, net of income
    taxes (benefits) of $8,
    $(135), $39 and $(111),
    respectively                         36       (248)          71       (203)
  Loss on disposal of discontinued
    operations, net of income tax
    benefit of $5,402                (1,540)       -         (1,540)       -
                                   --------   --------     --------   --------
Net income                         $  4,024   $  4,106     $  8,782   $  7,751
                                   ========   ========     ========   ========

Income per share of common stock:
  Primary:
    Continuing operations              $.58       $.47        $1.08       $.88
    Discontinued operations:
      From operations                   -         (.03)         .01       (.02)
      Loss on disposal                 (.16)       -           (.16)       -
                                   --------   --------     --------   --------
  Total                                $.42       $.44         $.93       $.86
                                   ========   ========     ========   ========

  Fully diluted:
    Continuing operations              $.58       $.47        $1.08       $.87
    Discontinued operations:
      From operations                   -         (.03)         -         (.03)
      Loss on disposal                 (.16)       -           (.16)       -
                                   --------   --------     --------   --------
  Total                                $.42       $.44         $.92       $.84
                                   ========   ========     ========   ========


Cash dividend per common share        $ .10     $.0867        $ .20     $.1733
                                   ========   ========     ========   ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                         Six Months Ended
                                                             June 30
                                                     ----------------------
                                                       1996           1995
                                                     --------       --------
Cash flows from operating activities:
  Net income from continuing operations              $  10,251      $  7,954
  Adjustments:
    Depreciation and amortization                        3,428         3,369
    Provision for uncollectible accounts                   117           101
    Amortization of stock compensation                     203           204
    Gain on sale of property, plant & equipment            (14)           (3)
    Benefit for deferred income taxes                   (2,838)          (96)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                         (4,832)       (5,673)
      Inventories                                          165        (1,337)
      Prepaid expenses and other current assets         (1,580)       (1,214)
      Other assets                                         (42)         (154)
      Accounts payable                                    (917)        2,940
      Product warranty program reserves                  1,556         1,001
      Taxes based on income                             (2,497)       (1,186)
      Accrued liabilities                                1,896           455
                                                     ---------      --------
        Net cash provided by continuing operations       4,896         6,361
                                                     ---------      --------

  Net income (loss) from discontinued operations            71          (203)
  Net loss on disposal of discontinued operations       (1,540)          -
  Net items providing (using) cash from discon-
    tinued operations                                    1,071        (4,325)
                                                     ---------      --------
      Net cash used in discontinued operations            (398)       (4,528)
                                                     ---------      --------
Net cash provided by all operating activities            4,498         1,833
                                                     ---------      --------

Cash flows from investing activities:
  Additions to property, plant and equipment            (4,177)       (4,492)
  Proceeds from sale of property, plant & equipment         18            38
  Net proceeds from disposition of net assets
    of discontinued operations                           8,967           -
  Other - net                                                1           (50)
                                                     ---------      --------
    Net cash provided by (used in) investing
      activities                                         4,809        (4,504)
                                                     ---------      --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                    36         3,280
  Payments of long-term debt                               (51)       (7,936)
  Dividends paid                                        (2,607)       (1,994)
  Proceeds from exercise of stock options                1,021           277
  Purchase of treasury stock                              (218)          -
                                                     ---------      --------
    Net cash used in financing activities               (1,819)       (6,373)
                                                     ---------      --------

Effect of exchange rate changes                           (840)        1,165
                                                     ---------      --------
Net increase (decrease) in cash and cash
  equivalents                                            6,648        (7,879)
                                                     ---------      --------

Cash and cash equivalents at beginning of year          23,127        16,446
                                                     ---------      --------
Cash and cash equivalents at June 30                 $  29,775      $  8,567
                                                     =========      ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995



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

2) The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc. (WCS), a manufacturer and marketer of automotive air conditioning systems and components. Under the terms of the transaction, the buyer acquired the main manufacturing facility in Fort Worth, Texas, and WCS's leased facilities located elsewhere. The buyer paid $8.9 million at closing, including $3.5 million with respect to inventory, and assumed certain third party liabilities of WCS. Registrant expects to receive from the buyer additional cash payments over the 12 months following the sale based on the disposition of the inventory and accounts receivable of WCS. From all sources, Registrant expects to receive approximately $25 million in connection with the transaction.

      The results of operations for WCS and the loss on disposal of WCS' principal net operating assets have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the period April 1 to May 23, 1996 and the three months ended June 30, 1995 were $8,731,000 and $11,252,000, respectively. Revenues from discontinued operations for the period January 1 to May 23, 1996 and the six months ended June 30, 1995 were $20,353,000 and $23,716,000, respectively.

      The net assets of WCS have been classified on the balance sheets as net assets of discontinued operations and at June 30, 1996 consist primarily of accounts receivable, inventory and other accrued liabilities.

4)    Cash payments for interest and income taxes are as follows:

                                             Six Months
                                            Ended June 30
                                      -------------------------
                                         1996           1995
                                      ----------     ----------
      Interest                        $   52,000     $1,338,000
      Income taxes                     6,282,000      5,953,000

      In 1995, additional common stock was issued upon the conversion of $6,250,000 of long-term debt.

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996 AND 1995



5) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                             Three Months                  Six Months
                             Ended June 30                Ended June 30
                        -----------------------      -----------------------
                           1996          1995           1996          1995
                        ---------     ---------      ---------     ---------
      Primary           9,523,197     9,249,560      9,484,354     9,012,704
      Fully diluted     9,533,665     9,258,258      9,530,190     9,252,240

      The number of shares and the related earnings per share data for all periods have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1995.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
- --------------------------------

Comparison of the three months ended June 30, 1996 and 1995
- -----------------------------------------------------------

Net sales for the second quarter of 1996 were $71.8 million, an 8% increase compared to sales of $66.8 million in the second quarter of 1995. Sales of the Automotive Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, increased 5% in the second quarter of 1996 compared to the second quarter of 1995, reflecting higher sales volume at the Virginia and Arizona operations, offset partially by lower sales volumes at the Tennessee operations. The increase in sales at the Virginia operation was due to growth in sales from the relatively new applications of its composite gasket product line. The reduction in sales at the Tennessee operation, which manufactures and sells primarily O-rings, was due to the decline in U.S. automotive production rates during the most recent quarter compared to the prior year.

Sales at the Specialty Chemicals Division, principally car care products, increased 10% in the second quarter compared to the same quarter in 1995. Sales increased 32% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs and sales to direct export customers. Foreign subsidiary sales decreased 2% from the prior year primarily due to the negative effect of a strong U.S. dollar. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 14% in the most recent quarter compared to the comparable quarter in 1995.

Sales by the Builders Hardware Division, comprised of Robert Skeels & Company, the relatively small regional builders hardware products wholesale distributor, increased 6% in the second quarter of 1996 compared to the second quarter of 1995.

The consolidated cost of sales increased in the second quarter of 1996 to 60.1% of sales from 59.5% in the second quarter of 1995. The decrease in the consolidated gross margin percentage was due to the change in mix of revenues. The gross margin percentage increased at Precision due to the higher volumes at its Virginia operations, partially offset by lower volumes at Precision's Tennessee operations. The gross margin percentage decreased at the Specialty Chemicals Division due to a change in the sales mix.

Selling, general and administrative expenses in the second quarter of 1996 were $20.0 million (27.8% of sales) compared to $19.9 million (29.7% of sales) for the second quarter of 1995. Selling, general and administrative expenses increased at Precision and at the Specialty Chemicals Division, reflecting increased spending associated with higher revenues, but expenses declined as a percentage of sales at the Specialty Chemicals Division and remained unchanged as a percentage of sales at Precision. Operating expenses at Corporate declined slightly in the second quarter of 1996 compared to the same period in 1995. Consolidated interest expense in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


second quarter of 1996 declined compared to the second quarter of 1995 due to the elimination during 1995 of virtually all of the Company's interest-bearing debt.

Income before taxes based on income increased 29% to $8.9 million in 1996 from $6.9 million in the second quarter of 1995. In the Automotive Components Division, Precision's operating profit increased 9% compared to the second quarter of 1995 due to the higher sales. The Specialty Chemicals Division experienced a 27% increase in operating profit in the quarter ended June
30, 1996 due primarily to improved results at its U.S. based operations.

The effective tax rate in the second quarter of 1996 was 38.2%, an increase from the 37.1% rate in the second quarter of 1995. This increase in the effective tax rate was primarily due to a reduction in the provision for unremitted foreign earnings in 1995.

Net income from continuing operations increased 27% to $5.5 million in the second quarter of 1996 compared to $4.4 million in the second quarter of 1995 as a result of the increase in pretax income. Primary income per share increased in the second quarter of 1996 to $.58 from $.47 in 1995 due to the higher net income. The number of shares used in the calculation of primary earnings per share increased 3% in 1996 due primarily to the exercise of stock options in 1995 and 1996 and an increase in the number of outstanding stock options required to be included in the outstanding shares calculation. Fully diluted earnings per share from continuing operations increased 23% in 1996 compared to 1995 due to the increased net income.


Comparison of the six months ended June 30, 1996 and 1995
- ---------------------------------------------------------

Net sales for the first half of 1996 increased 8% to $143.3 million from $132.4 million in the same period of last year. Sales were up 3% for the Automotive Components Division compared to the first six months of 1995 due primarily to higher sales of Precision's composite gasket product line. These higher sales more than offset a small decline in Precision's other revenues which decreased due to lower U.S. car and truck production rates in 1996 compared to 1995. Sales for the Specialty Chemicals Division increased 13% in the first six months of 1996 compared to the same period in 1995 due primarily to improved sales in the U.S., France, Canada and U.K. Sales for the Builders Hardware Division increased 7% compared to the first half of the prior year.

Total cost of sales for the first half of 1996 was 59.8%, slightly more than cost of sales of 59.6% in the first half of 1995. Precision generated slightly higher gross margins, but the Specialty Chemicals Division experienced reduced gross margins. Precision's gross margin improved due to higher volumes and continuing cost reduction efforts, despite ongoing price pressures. The decrease in gross margin percentage at the Specialty Chemicals Division was the result of a change in sales mix.

Selling, general and administrative expenses increased to $41.4 million for the first six months of 1996 from $40.2 million for the same period in 1995. The increase primarily reflects higher spending levels due to the higher revenues at all Divisions. Operating expenses at Corporate were slightly below 1995 levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


Consolidated interest expense for the six months ended June 30, 1996 declined $.7 million compared to the first six months of 1995 for the reason stated in the analysis of the second quarter.

Income before taxes based on income increased to $16.6 million from $12.7 million in the first half of 1995. The Specialty Chemicals Division had a 35% increase in operating profit compared to the first half of last year primarily due to improved results at its U.S., U.K. and South African-based operations. In the Automotive Components Division, Precision's operating profit increased compared to the first half of 1995 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profits of the Builders Hardware Division increased compared to the first half of 1995 due to the higher sales.

Net income from continuing operations increased 29% to $10.3 million in the first half of 1996 from $8.0 million in the same period in 1995 due to the growth in income before taxes, partially offset by an increase in the effective tax rate to 38.1% from 37.5% in the six months ended June 30, 1995. The increase in the effective tax rate is due to the reason explained in the analysis of the second quarter.

Primary earnings per share rose 23% to $1.08 in the first half of 1996 compared to $.88 in the same period in 1995. The increase in primary earnings per share is attributable to the increase in net income, partially offset by approximately 5% more shares outstanding in 1996 compared to 1995 due primarily to the conversion of convertible notes into 639,203 shares of the Company's common stock in March 1995 and for the reasons explained in the analysis of the second quarter. Fully diluted earnings per share increased in 1996 compared to 1995 due to the higher net income.


RESULTS OF DISCONTINUED OPERATIONS
- ----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning subsidiary which was formerly part of the Automotive Components Division, to Moog Automotive, Inc., a wholly-owned subsidiary of Cooper Industries, Inc.

The results of operations for WCS and the loss on disposal of WCS' principal net operating assets have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the period April 1 to May 23, 1996 and the three months ended June 30, 1995 were $8,731,000 and $11,252,000, respectively. Revenues from discontinued operations for the period January 1 to May 23, 1996 and the six months ended June 30, 1995 were $20,353,000 and $23,716,000, respectively. The loss on disposal of WCS includes a $2.7 million tax benefit attributable to the deductibility of goodwill associated with the original acquisition of WCS in 1978. Such goodwill had been previously expensed for financial statement purposes with no tax benefit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
- -------------------------------------------------


FINANCIAL CONDITION
- -------------------

Working capital at the end of the second quarter was $84.4 million compared to $78.2 million at December 31, 1995. Net assets from discontinued operations have been included in working capital amounts at June 30, 1996 and December 31, 1995. The current ratio was 2.56 to 1 at the end of the second quarter of this year compared to 2.43 to 1 at December 31, 1995. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $29.8 million at June 30, 1996 compared to $23.1 million at December 31, 1995. The increase in cash and cash equivalents was primarily due to the net proceeds received from the disposition of net assets of discontinued operations, partially offset by the net use of cash by other investing, financing and operating activities.

Accounts receivable increased $4.7 million to $48.5 million at June 30, 1996 from $43.8 million at December 31, 1995. This increase was principally due to the higher sales at Precision and the Specialty Chemicals Division compared to the quarter ended December 31, 1995. Inventories decreased slightly to $27.1 million at the end of the second quarter of this year compared to $27.3 million at December 31, 1995. Net assets of discontinued operations decreased $10.0 million to $13.6 million at June 30, 1996 from $23.6 million at December 31, 1995. This decrease was due to the previously reported sale of WCS's principal operating assets and related subsequent activities to dispose of the remaining net assets.

During the six months ended June 30, 1996, the Company purchased $4.2 million of new property, plant and equipment, primarily for the Automotive Components Division. The Company anticipates that in 1996 capital expenditures will be approximately $8 to $9 million.

Stockholders' equity at June 30, 1996 was $123.1 million or $13.50 per share compared to $116.2 million or $12.85 per share at December 31, 1995. The increase of $6.9 million is attributable to net income of $8.8 million, $1.0 million from the exercise of common stock options and the amortization of $.2 million of unearned compensation, reduced by a $1.1 million decrease in the foreign currency translation account, $1.8 million of dividends declared and $.2 million of repurchases of the Company's common stock.

                         PART II - OTHER INFORMATION

                          WYNN'S INTERNATIONAL, INC.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS





The Company held its Annual Meeting of Stockholders on May 8, 1996. At such meeting, the stockholders approved the following matters:

     1.  The election of two directors for three-year terms ending in 1999; and

     2. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.

The number of votes cast for, against or withheld and the number of abstentions and broker nonvotes as to each matter voted upon at the meeting are as follows:

         Item              For         Withheld
         ----              ---         --------
Election of Directors:

Barton Beek             8,310,435       58,062
James Carroll           8,271,369       97,128

                                                                     Broker
         Item              For         Against       Abstained      Nonvotes
         ----              ---         -------       ---------      --------
Appointment of Ernst
& Young LLP             8,322,175       40,759         5,563            0

                          WYNN'S INTERNATIONAL, INC.

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K





(a)   Exhibits

        2.1 - Asset Purchase Agreement, dated as of May 23, 1996, by and between Moog Automotive, Inc. and Wynn's Climate Systems, Inc., Wynn's Climate Equipment Company and Wynn's (UK) Limited (incorporated herein by reference to Exhibit 2.1 to Registrant's current report on Form 8-K dated May 23, 1996).

        11 - Computation of net income per common share - primary and assuming full dilution.

        27  - Financial data schedule.

(b) Registrant filed a report on Form 8-K dated May 23, 1996 reporting the sale of the principal operating assets of its subsidiary, Wynn's Climate Systems, Inc., to Moog Automotive, Inc. The report included unaudited pro forma consolidated condensed statements of income disclosing income from continuing operations as if the sale had occurred on January 1, 1995 and January 1, 1996. The report also includes an unaudited pro forma consolidated condensed balance sheet presented as if the sale had occurred on March 31, 1996.

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






Date      August 2, 1996                         James Carroll
     -------------------------     -------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date      August 2, 1996                      Seymour A. Schlosser
     -------------------------     -------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)