Form 10-Q
period 1996-09-30
WYNNS INTERNATIONAL INC
filed 1996-11-13
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1996

                                         or

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

At November 5, 1996, Registrant had 9,103,846 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1996 (unaudited) and
              December 31, 1995                                            2

            Unaudited Consolidated Condensed Statements
              of Income - Three and Nine Months Ended
              September 30, 1996 and 1995                                  3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1996 and 1995                                  4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                        5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-11

Part II - Other Information

       Item 6 - Exhibits and Reports on Form 8-K                           12

Signatures                                                                 13

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                     September 30
                                                         1996       December 31
                                                     (unaudited)       1995
                                                     ------------   -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 40,078       $ 23,127
  Accounts receivable, less $892 allowance for
    doubtful accounts ($710 at December 31, 1995)       50,766         43,766
  Inventories:
    Finished goods                                      17,903         17,346
    Raw materials and work in process                   10,539          9,942
                                                      --------       --------
                                                        28,442         27,288
  Prepaid expenses and other current assets
    (including deferred tax assets of $10,305 at
    Sept. 30, 1996 and $7,442 at December 31, 1995)     21,357         14,974
  Net assets of discontinued operations                  1,806         23,616
                                                      --------       --------
      Total current assets                             142,449        132,771

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             44,389         38,664
Other assets                                             6,531          6,387
                                                      --------       --------
                                                      $193,369       $177,822
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 16,820       $ 18,253
  Taxes based on income                                  2,335          2,289
  Accrued liabilities                                   40,146         33,962
  Long-term debt due within one year                        93             91
                                                      --------       --------
      Total current liabilities                         59,394         54,595

Long-term debt due after one year                         -                75

Deferred taxes based on income                           6,996          6,919

Commitments and contingencies                             -              -

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 9,690,521
    shares issued (9,564,998 at December 31, 1995)       9,691          9,565
  Capital in excess of par value                        14,523         13,173
  Retained earnings                                    110,273         98,619
  Equity adjustment from foreign currency
    translation                                         (2,092)        (1,170)
  Unearned compensation                                    (68)          (373)
  Common stock held in treasury 588,975 shares,
    at cost (520,875 at December 31, 1995)              (5,348)        (3,581)
                                                      --------       --------
      Total stockholders' equity                       126,979        116,233
                                                      --------       --------
                                                      $193,369       $177,822
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share amounts)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                   -------------------     -------------------
                                     1996       1995         1996       1995
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 70,611   $ 64,526     $213,900   $196,938
  Interest income                       538        277        1,112        561
                                   --------   --------     --------   --------
                                     71,149     64,803      215,012    197,499
                                   --------   --------     --------   --------
Cost and expenses:
  Cost of sales                      42,877     38,814      128,627    117,793
  Selling, general &
    administrative                   19,580     18,648       61,027     58,823
  Interest expense                       60        265          165      1,071
                                   --------   --------     --------   --------
                                     62,517     57,727      189,819    177,687
                                   --------   --------     --------   --------

Income from continuing operations
  before taxes based on income        8,632      7,076       25,193     19,812
Provision for taxes
  based on income                     3,213      2,642        9,523      7,424
                                   --------   --------     --------   --------

Income from continuing operations     5,419      4,434       15,670     12,388
                                   --------   --------     --------   --------

Discontinued operations:
  Income (loss) from discontinued
    operations, net of income taxes
    (benefits) of $(312), $39
    and $(423), respectively            -         (567)          71       (770)
  Income (loss) on disposal of
    discontinued operations, net of
    income taxes (benefits) of $520
    and $(4,882), respectively          180        -         (1,360)       -
                                   --------   --------     --------   --------
Net income                         $  5,599   $  3,867     $ 14,381   $ 11,618
                                   ========   ========     ========   ========

Income per share of common stock:
  Primary:
    Continuing operations              $.57       $.47        $1.65      $1.36
    Discontinued operations:
      Income (loss) from operations     -         (.06)         .01       (.09)
      Income (loss) on disposal         .02        -           (.14)       -
                                   --------   --------     --------   --------
  Total                                $.59       $.41        $1.52      $1.27
                                   ========   ========     ========   ========

  Fully diluted:
    Continuing operations              $.57       $.47        $1.65      $1.33
    Discontinued operations:
      Loss from operations              -         (.06)         -         (.08)
      Income (loss) on disposal         .02        -           (.14)       -
                                   --------   --------     --------   --------
  Total                                $.59       $.41        $1.51      $1.25
                                   ========   ========     ========   ========


Cash dividend per common share        $ .10     $.0867        $ .30       $.26
                                   ========   ========     ========   ========

See accompanying notes
                                      3

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Nine Months Ended
                                                          September 30
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
Cash flows from operating activities:
  Net income from continuing operations              $ 15,670       $ 12,388
  Adjustments:
    Depreciation and amortization                       5,160          5,122
    Provision for uncollectible accounts                  236            152
    Amortization of stock compensation                    305            306
    Gain on sale of property, plant & equipment            (3)            (6)
    Benefit for deferred income taxes                  (2,648)          (564)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (5,054)        (5,961)
      Inventories                                         953           (213)
      Prepaid expenses and other current assets        (2,413)        (1,176)
      Other assets                                        (15)          (160)
      Accounts payable                                 (1,433)         1,852
      Product warranty program reserves                 2,185          2,353
      Taxes based on income                               (80)           190
      Accrued liabilities                               3,663            973
                                                     --------       --------
        Net cash provided by continuing operations     16,526         15,256
                                                     --------       --------

  Net income (loss) from discontinued operations           71           (770)
  Net loss on disposal of discontinued operations      (1,360)           -
  Net items providing cash from discontinued
    operations                                            371          2,978
                                                     --------       --------
    Net cash provided by (used in) discontinued
      operations                                         (918)         2,208
                                                     --------       --------
    Net cash provided by all operating activities      15,608         17,464
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (6,759)        (5,313)
  Proceeds from sale of property, plant & equipment        53             52
  Acquisition of business                              (8,805)           -
  Net proceeds from disposition of net assets of
    discontinued operations                            21,439            -
  Other - net                                              (2)         1,341
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                        5,926         (3,920)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  -             (239)
  Payments of long-term debt                              (73)        (7,953)
  Dividends paid                                       (3,516)        (2,782)
  Proceeds from exercise of stock options               1,476            553
  Purchase of treasury stock                           (1,767)           -
                                                     --------       --------
    Net cash used in financing activities              (3,880)       (10,421)
                                                     --------       --------

Effect of exchange rate changes                          (703)         1,074
                                                     --------       --------
Net increase in cash and cash equivalents              16,951          4,197
                                                     --------       --------

Cash and cash equivalents at beginning of year         23,127         16,446
                                                     --------       --------
Cash and cash equivalents at September 30            $ 40,078       $ 20,643
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 AND 1995



1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary to a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1995 Annual Report to Stockholders. Reference should also be made to the pro forma consolidated financial statements filed with the Company's Current Report on Form 8-K dated May 23, 1996 (filed June 6, 1996) and the Company's Amendment No. 1 on Form 8-K/A dated May 23, 1996 (filed October 9, 1996).

2) The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc. (WCS), a manufacturer and marketer of automotive air conditioning systems and components. As of September 30, 1996, the Company has received $23.9 million (including tax benefits of $2.5 million) of an expected total of $28 million (including tax benefits of $4.8 million) in connection with the transaction. The results of operations for WCS and the income (loss) on disposal of WCS' principal net operating assets have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the three months and the nine months ended September 30, 1995 were $10,080,000 and $33,796,000, respectively. Revenues from discontinued operations for the period January 1 to May 23, 1996 were $20,353,000.

      The net assets of WCS have been classified on the balance sheets as net assets of discontinued operations and at September 30, 1996 consist primarily of accounts receivable, inventory and other accrued liabilities.

4) On September 30, 1996, the Company purchased substantially all of the assets of the automotive plastics business of Lawson Mardon Wheaton Inc. The purchase price was $8,805,000, subject to adjustments based upon the final valuation of the assets purchased. The business is located in Springfield, Kentucky and manufactures plastic seals for automotive original equipment manufacturers and Tier 1 suppliers. The business has annual sales of approximately $14 million. Operating results from the business will be included in the Automotive Components Division beginning in the fourth quarter.

5)    Cash payments for interest and income taxes are as follows:

                                            Nine Months
                                         Ended September 30
                                      -------------------------
                                         1996           1995
                                      ----------     ----------
      Interest                        $   83,000     $2,113,000
      Income taxes                     7,408,000      7,375,000

                                      5

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 1996 AND 1995



      In 1995, additional common stock was issued upon the conversion of $6,250,000 of long-term debt.


6) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                              Three Months                 Nine Months
                           Ended September 30           Ended September 30
                        -----------------------      -----------------------
                           1996          1995           1996          1995
                        ---------     ---------      ---------     ---------
      Primary           9,475,940     9,336,552      9,482,766     9,125,403
      Fully diluted     9,490,767     9,345,515      9,517,048     9,332,009

      The number of shares and the related earnings per share data for all periods have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1995.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended September 30, 1996 and 1995
----------------------------------------------------------------

Net sales for the third quarter of 1996 were $70.6 million, a 9% increase compared to sales of $64.5 million in the third quarter of 1995. Sales of the Automotive Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, increased 8% in the third quarter of 1996 compared to the third quarter of 1995, reflecting higher sales volume at the Virginia, Tennessee and Arizona operations. The increase in sales at the Virginia operation was due to growth in sales of its expanded composite gasket product line. The increase in sales at the Tennessee operation, which manufactures and sells primarily O-rings, was due to the increase in U.S. automotive production rates during the most recent quarter compared to the prior year, partially offset by a decline in sales to the heavy truck market. The increase in sales at the Arizona operation was due to increased demand for military applications, partially offset by a decline in sales to the aerospace market.

Sales at the Specialty Chemicals Division, principally car care products, increased 11% in the third quarter compared to the same quarter in 1995. Sales increased 24% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs. Foreign subsidiary sales increased slightly on a dollar denominated basis from the prior year primarily due to the negative translation effect of a strong U.S. dollar. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 13% in the most recent quarter compared to the comparable quarter in 1995.

Sales by the Builders Hardware Division, comprised of Robert Skeels & Company, the relatively small regional builders hardware products wholesale distributor, increased 16% in the third quarter of 1996 compared to the third quarter of 1995.

Interest income increased $.3 million during the most recent quarter compared to the third quarter of 1995 due to higher cash and cash equivalent balances.

The consolidated cost of sales increased in the third quarter of 1996 to 60.7% of sales from 60.2% in the third quarter of 1995. The decrease in the consolidated gross margin percentage was due to the change in mix of revenues. The gross margin percentage decreased at Precision due primarily to a spike in workers compensation claims expense at the retrospective valuation date, partially offset by improved gross margins at the Virginia operation. At the Specialty Chemicals Division, gross margins declined due to the increased sales of the product warranty kit program, which has a lower gross margin than the other specialty chemical products.

Selling, general and administrative (SG&A) expenses in the third quarter of 1996 were $19.6 million (27.7% of sales) compared to $18.6 million (28.9% of sales) for the third quarter of 1995. SG&A expenses increased at the Specialty Chemicals

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

Division and at Precision, reflecting increased spending associated with higher revenues. SG&A expenses declined as a percentage of sales at the Specialty Chemicals Division due to the change in revenue mix and remained unchanged as a percentage of sales at Precision. Operating expenses at Corporate were virtually the same in the third quarter of 1996 compared to the same period in 1995. Consolidated interest expense in the third quarter of 1996 declined compared to the third quarter of 1995 due to the elimination during 1995 of substantially all of the Company's interest-bearing debt.

Income before taxes based on income increased 22% to $8.6 million in 1996 from $7.1 million in the third quarter of 1995. In the Automotive Components Division, Precision's operating profit increased 4% compared to the third quarter of 1995 due to the higher sales. The Specialty Chemicals Division experienced a 27% increase in operating profit in the quarter ended September 30, 1996 due primarily to improved results at its U.S.-based operations.

The effective tax rate in the third quarter of 1996 was 37.2%, down slightly from the 37.3% rate in the third quarter of 1995.

Income from continuing operations increased 22% to $5.4 million in the third quarter of 1996 compared to $4.4 million in the third quarter of 1995 as a result of the increase in pretax income. Primary income per share increased in the third quarter of 1996 to $.57 from $.47 in 1995 due to the higher income. The number of shares used in the calculation of primary earnings per share increased 1% in 1996 due primarily to the exercise of stock options in 1995 and 1996 and an increase in the number of outstanding stock options required to be included in the calculation of outstanding shares. Fully diluted earnings per share from continuing operations increased 21% in 1996 compared to 1995 due to the increased income.


Comparison of the nine months ended September 30, 1996 and 1995
---------------------------------------------------------------

Net sales for the nine months ended September 30, 1996 increased 9% to $213.9 million from $196.9 million in the same period of last year. Sales of the Automotive Components Division were up 5% compared to the first nine months of 1995 due primarily to higher sales of Precision's composite gasket product line. These higher sales more than offset a small decline in Precision's other revenues caused by lower U.S. car and truck production rates in 1996 compared to 1995. Sales for the Specialty Chemicals Division increased 12% in the first nine months of 1996 compared to the same period in 1995 due primarily to improved sales in the U.S., France, Canada and U.K. Sales for the Builders Hardware Division increased 10% compared to the first nine months of the prior year.

Total cost of sales for the first nine months of 1996 was 60.1% of sales, slightly more than cost of sales of 59.8% in the first nine months of 1995. Precision generated slightly higher gross margins, but the Specialty Chemicals Division experienced reduced gross margins. Precision's gross margin improved due to higher volumes and continuing cost reduction efforts, despite ongoing price pressures. The decrease in gross margin percentage at the Specialty Chemicals Division was the result of a change in the sales mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Selling, general and administrative expenses increased to $61.0 million for the first nine months of 1996 from $58.8 million for the same period in 1995. The increase primarily reflects higher spending levels due to the higher revenues at all Divisions. Operating expenses at Corporate were slightly below 1995 levels.

Consolidated interest expense for the nine months ended September 30, 1996 declined $.9 million compared to the first nine months of 1995 due to the elimination of substantially all of the Company's interest-bearing debt in 1995.

Income before taxes based on income increased to $25.2 million from $19.8 million in the first nine months of 1995. The Specialty Chemicals Division realized a 32% increase in operating profit compared to the first nine months of last year primarily due to improved results at its U.S., U.K. and South Africa-based operations. In the Automotive Components Division, Precision's operating profit increased compared to the first nine months of 1995 as a result of higher sales, despite the continued intense pricing pressures in the U.S. automotive industry. Operating profit of the Builders Hardware Division increased compared to the first nine months of 1995 due to the higher sales.

Income from continuing operations increased 26% to $15.7 million in the first nine months of 1996 from $12.4 million in the same period in 1995 due to the growth in income before taxes, partially offset by a small increase in the effective tax rate to 37.8% from 37.5% in the nine months ended September 30, 1995.

Primary earnings per share rose 21% to $1.65 in the first nine months of 1996 compared to $1.36 in the same period in 1995. The increase in primary earnings per share is attributable to the increase in income from continuing operations, partially offset by approximately 4% more shares outstanding in 1996 compared to 1995. The increased shares are due primarily to the conversion of convertible notes into 639,203 shares of the Company's common stock in March 1995, the exercise of stock options and an increase in the number of options required to be included in the calculation of outstanding shares. Fully diluted earnings per share increased in 1996 compared to 1995 due to the higher income.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning subsidiary which was formerly part of the Automotive Components Division, to Moog Automotive, Inc., a wholly-owned subsidiary of Cooper Industries, Inc.

The results of operations for WCS and the income (loss) on disposal of WCS' principal net operating assets have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the three months and the nine months ended September 30, 1995 were $10,080,000 and $33,796,000, respectively. Revenues from discontinued operations for the period January 1 to May 23, 1996 were $20,353,000. The loss on disposal of WCS for the nine months ended September 30, 1996 includes a $2.6 million tax benefit attributable to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


deductibility of goodwill associated with the original acquisition of WCS in 1978. Such goodwill had been previously expensed for financial statement purposes with no tax benefit. During the quarter ended September 30, 1996, the Company adjusted certain estimated reserves arising from the May 23, 1996 sale and recognized $180,000 of income on disposal of discontinued operations.


FINANCIAL CONDITION
-------------------

Working capital at the end of the third quarter was $83.1 million compared to $78.2 million at December 31, 1995. Net assets from discontinued operations have been included in working capital amounts at September 30, 1996 and December 31, 1995. The current ratio was 2.40 to 1 at the end of the third quarter of this year compared to 2.43 to 1 at December 31, 1995. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $40.1 million at September 30, 1996 compared to $23.1 million at December 31, 1995. The increase in cash and cash equivalents was primarily due to the net proceeds received in connection with the disposition of net assets of discontinued operations, partially offset by the use of cash for a business acquisition and other investing, financing and operating activities.

On September 30, 1996, the Company purchased substantially all of the assets of the automotive plastics business of Lawson Mardon Wheaton Inc. ("Wheaton"). The purchase price payable in cash was $8,805,000, subject to adjustments based upon the final valuation of the assets purchased. The business is located in Springfield, Kentucky and manufactures plastic seals for automotive original equipment manufacturers and Tier 1 suppliers. The acquired business has annual sales of approximately $14 million. Operating results from the acquired business will be included in the Automotive Components Division beginning in the fourth quarter.

Accounts receivable increased $7.0 million to $50.8 million at September 30, 1996 from $43.8 million at December 31, 1995. This increase was principally due to the higher sales at Precision and the Specialty Chemicals Division compared to the quarter ended December 31, 1995 and the inclusion of the receivables of the acquired business. Inventories increased $1.2 million to $28.4 million at the end of the third quarter of this year compared to $27.3 million at December 31, 1995. The increase in inventories was due to the inclusion of the inventories of the acquired business, partially offset by lower inventories at Precision and the Specialty Chemicals Division. Net assets of discontinued operations decreased $21.8 million to $1.8 million at September 30, 1996 from $23.6 million at December 31, 1995. This decrease was due to the previously reported sale of WCS' principal operating assets and subsequent activities to dispose of its remaining net assets.

During the nine months ended September 30, 1996, the Company purchased $6.8 million of new property, plant and equipment, excluding the assets acquired from Wheaton, primarily for the Automotive Components Division. The Company anticipates that in 1996 capital expenditures will be approximately $8 to $9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Stockholders' equity at September 30, 1996 was $127.0 million or $13.95 per share compared to $116.2 million or $12.85 per share at December 31, 1995. The increase of $10.8 million is attributable to net income of $14.4 million, $1.5 million from the exercise of common stock options and the amortization of $.3 million of unearned compensation, reduced by a $.9 million decrease in the foreign currency translation account, $2.7 million of dividends declared and $1.8 million of repurchases of the Company's common stock.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: the expected proceeds from the sale of the WCS assets; the anticipated level of capital expenditures; the sufficiency of working capital; the anticipated sales level of the recently acquired business; and the sales growth of the composite gasket product line and the product warranty program.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; continued pricing pressure in the U.S. automotive industry; the impact of competitive products on the composite gasket product line and product warranty program; attempts by state governments to regulate the product warranty program; and general economic conditions, especially in North America and Western Europe.

The Company's actual results thus may differ materially from the expected results expressed or implied by the forward-looking statements.

                          WYNN'S INTERNATIONAL, INC.

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K





(a)   Exhibits

        11 - Computation of net income per common share - primary and assuming full dilution.

        27  - Financial data schedule.

(b) On October 9, 1996, Registrant filed a report on Form 8-K/A amending Registrant's Current Report on Form 8-K dated May 23, 1996. The Form 8-K, as amended, reports the sale of the principal operating assets of Registrant's subsidiary, Wynn's Climate Systems, Inc., to Moog Automotive, Inc. The report includes the unaudited pro forma consolidated condensed financial statements representing the results of continuing operations and the balance sheet, after giving effect to certain pro forma adjustments related to the sale as if the sale had occurred (i) January 1, 1996 for the statement of income for the three months ended March 31, 1996, (ii) January 1, 1995 for the statements of income for the years ended December 31, 1995, 1994 and 1993 and the three months ended March 31, 1995, and (iii) March 31, 1996 for the balance sheet.

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                    (Registrant)






Date   November 13, 1996                         James Carroll
     ---------------------         --------------------------------------------
                                   James Carroll
                                   President and Chief Executive Officer






Date   November 13, 1996                       Seymour A. Schlosser
     ---------------------         --------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)

                          WYNN'S INTERNATIONAL, INC.

                              INDEX TO EXHIBITS


Exhibit
Number                           Description
------                           -----------
  11          Computation of Net Income Per Common Share - Primary
              and Assuming Full Dilution


  27 Financial Data Schedule (included with EDGAR version only)

