Form 10-K
period 1996-12-31
WYNNS INTERNATIONAL INC
filed 1997-03-25
CIK 108721

________________________________________________________________________________
________________________________________________________________________________


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     ____________


                                      FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    for the transition period from _________________ to _____________________

COMMISSION FILE NUMBER 1-7200

                              WYNN'S INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                              95-2854312
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

      500 NORTH STATE COLLEGE BOULEVARD
                 SUITE 700
             ORANGE, CALIFORNIA                         92868
    (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (714) 938-3700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
 Common Stock, par value $1 per share            New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant was $288,562,857 as of March 12, 1997. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

    On March 12, 1997, Registrant had 13,714,717 shares of Common Stock outstanding.

    Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1996. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

________________________________________________________________________________
________________________________________________________________________________

                                         PART I


ITEM 1.   BUSINESS

     Wynn's International, Inc., through its subsidiaries, is engaged primarily in the automotive and industrial components business and the specialty chemicals business. The Company designs, produces and sells O-rings and other seals and molded elastomeric and thermoplastic polymer products. The Company also formulates, produces and sells specialty chemical products, service programs and automotive service equipment and distributes, primarily in southern California, locks and hardware products manufactured by others. Prior to the sale in May 1996 of the principal operating assets of its wholly-owned subsidiary, Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"), the Company designed, produced and sold automotive air conditioning systems and components.

     O-rings and other molded polymer products are marketed under the trade name "Wynn's-Precision." Specialty chemical products and automotive service equipment are marketed under various trademarks, including WYNN'S-Registered Trademark-, FRICTION PROOFING-Registered Trademark-, X-TEND-Registered Trademark-, SPIT FIRE-Registered Trademark-, CHARGE-Registered Trademark-, DU-ALL-Registered Trademark-, TRANSERVE-TM- and WYNN'S PRODUCT WARRANTY-Registered Trademark-.

     The Company's executive offices are located at 500 North State College Boulevard, Suite 700, Orange, California 92868. Its telephone number is
(714) 938-3700. The terms "Wynn's International, Inc.," "Wynn's," "Company" and "Registrant" herein refer to Wynn's International, Inc. and its subsidiaries unless the context indicates otherwise.

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

     The Company's operations are conducted in two industry segments:
Automotive and Industrial Components, and Specialty Chemicals. Financial information relating to the Company's business segments for the five years ended December 31, 1996 is incorporated by reference from Note 14 of "Notes to Consolidated Financial Statements" on pages 29 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report").

                                 SPECIALTY CHEMICALS
                                 -------------------

     The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1996, net sales at Wynn Oil were $148,018,000, or 51% of the Company's total net sales, as compared to $132,173,000 and 50% for 1995. The operating profit of the division during 1996 was $15,627,000, or 40% of the Company's total operating profit, compared with $11,526,000 and 35% for 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 13 through 17 and 29 through 31, respectively, of the 1996 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

PRODUCTS

     The principal business of Wynn Oil is the development, manufacture and marketing of a wide variety of specialty chemical car care and industrial products and related service programs under the WYNN'S-Registered Trademark-, X-TEND-Registered Trademark- and WYNN'S PRODUCT WARRANTY-Registered Trademark-trademarks. Wynn Oil offers the following lines of products: (a) professional chemical products, programs and equipment for use by automotive service technicians, (b) automotive chemical products for use by consumers,
(c) chemical products for use in metal working and machining operations, and
(d) the Wynn's Product Warranty program.

     All professional and consumer products manufactured by Wynn Oil are formulated to provide preventive or corrective maintenance for automotive engines, transmissions, steering systems, fuel delivery systems, differentials, engine cooling systems and other automotive mechanical parts. Wynn Oil also manufactures equipment designed to work with Wynn Oil chemical products to assist automotive service technicians with regular tasks, such as flushing the cooling and transmission systems of an automobile. For example, the patented DU-ALL-Registered Trademark- antifreeze power drain and fill and recycling system is a portable machine used in conjunction with proprietary chemicals to service a vehicle's cooling system and recycle the used antifreeze. The DU-ALL-Registered Trademark- system has been approved by General Motors, Chrysler and Hyundai. The TRANSERVE-TM- automatic transmission flush system is a portable machine used in conjunction with Wynn Oil's chemicals to flush, refill and treat the transmission fluid in a vehicle. The TRANSERVE-TM- machine has been approved by Chrysler.

     Wynn Oil's industrial specialty chemical products include forging compounds, cleaners, solvents, release agents, lubricants, cutting and drawing fluids and multipurpose coolants. These chemical products are used in precision metal forming and machining operations. They are a mix of full synthetic, semi-synthetic and petroleum-based fluids that address specific functions and levels of operation severity.

     Wynn Oil also markets the Wynn's Product Warranty program. The Wynn's Product Warranty program consists of kits of a premium line of automotive treatment products that are accompanied by a special product warranty. The kits are typically sold through car dealers to purchasers of used automobiles and light trucks. The kits contain proprietary treatment products that have been specially formulated to help prevent damage to various internally lubricated parts and systems of the automobile. The products include an engine oil treatment, a fuel system conditioner, a transmission fluid treatment, a power steering supplement, a differential treatment, a cooling system conditioner and an air conditioning system treatment. The product warranty accompanying the products states, in effect, that if the vehicle owner treats the vehicle as directed and damage occurs to specified components of the vehicle during the warranty period, which damage is the type of damage that the products are designed to help prevent, then Wynn Oil will provide reimbursement for the damage, up to the limits of liability and subject to certain conditions and exceptions. The items reimbursed include the costs of certain parts and labor and, in some instances, the costs of towing and a rental car. See "Other Factors Affecting the Business."

DISTRIBUTION

     Wynn Oil's car care products are sold in the United States and in approximately 100 foreign countries. See "Foreign Operations."

     Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products primarily through independent distributors, sales representatives and warehouse distributors, and also through chain stores. Wynn Oil also uses internal sales management in the sale and distribution of its products. In addition, Wynn Oil distributes the Wynn's Product Warranty program through new and used car dealers and a few auto auctions. Wynn Oil also markets the Wynn's Product Warranty program in the United States and Canada through cooperative arrangements with national and regional automobile finance companies. In recent years, these automobile finance companies have played an increasingly greater role in the marketing of the Wynn's Product Warranty program. No assurance can be given that such finance companies will continue to market the Wynn's Product Warranty program. Foreign sales of Wynn Oil products are made principally through wholly-owned subsidiaries, which sell primarily through independent distributors, warehouse distributors or manufacturers' representative organizations, with a direct sales force in France and the Netherlands. Wynn Oil also engages in direct export sales from the U.S. to independent distributors in Asia and Latin America, and from Belgium to independent distributors in Scandinavia, Europe, North Africa, the Middle East and former republics of the USSR. See "Other Factors Affecting the Business."

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

     Wynn Oil utilizes a large number of chemicals in the production of its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1996 and is expected to continue to be available for the foreseeable future.

                     AUTOMOTIVE AND INDUSTRIAL COMPONENTS

     The Automotive and Industrial Components Division consists of Wynn's-Precision, Inc. ("Precision"), and Robert Skeels & Company ("Skeels"). The Automotive and Industrial Components Division also consisted of Wynn's Climate Systems prior to the sale of the principal operating assets of Wynn's Climate Systems in May 1996. During 1996, sales from continuing operations of the Automotive and Industrial Components Division were $140,513,000, or 49% of the Company's total net sales, as compared with $130,411,000 and 50% in 1995. The operating profit from continuing operations of the division in 1996 was $23,124,000, or 60% of the Company's total operating profit, as compared with $21,828,000 and 65% in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 13 through 17 and 29 through 31, respectively, of the 1996 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business."

                                WYNN'S-PRECISION, INC.
(O-RINGS, SEALS AND OTHER MOLDED ELASTOMERIC AND THERMOPLASTIC POLYMER PRODUCTS)

PRODUCTS

     Precision and its affiliated companies design, manufacture and market a variety of static and dynamic sealing products. The principal products of Precision are O-rings, composite gaskets, engineered seals, and convoluted boots and seals that are reinforced with plastic, metal and fabric. These products are made from elastomeric and thermoplastic polymers. The products are used for a variety of sealing applications that include engines, transmissions, steering pumps and assemblies, fuel handling, suspension/brake systems, refrigeration and electronics. Precision's primary customers are manufacturers of automobiles, trucks, off-highway vehicles, fluid handling equipment, aircraft/aerospace components, and the military.

DISTRIBUTION

     Precision sells its products primarily through a direct sales force to original equipment manufacturer ("OEM") customers. Precision also markets its products throughout the United States through independent distributors and through Company-operated regional service centers located in California, Illinois, Indiana, Kansas, Michigan, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Texas and Wisconsin. Precision's Canadian operation distributes products principally through a direct sales force to OEM customers, through independent distributors and through Precision-operated service centers in Canada and England.

PRODUCTION

     Precision's manufacturing facilities are located in Arizona, Kentucky, Tennessee, Texas, Virginia and Ontario, Canada. Precision's administrative headquarters are located at the site of its main manufacturing facility in Lebanon, Tennessee. Also located in Lebanon, Tennessee are Precision's own tool production facility and a facility dedicated exclusively to injection molding. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1996, Precision continued to invest in new production equipment, which expanded production capacity primarily at Precision's Lebanon, Tennessee and Virginia facilities. In 1996, Precision purchased from Lawson Mardon Wheaton Inc. the operating assets of its automotive plastics business located in Springfield, Kentucky. As a result of the transaction, Precision acquired a 76,375 square foot manufacturing facility and equipment dedicated to injection molding, injection blow molding and extrusion blow molding.

     The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous sources in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1996 and are expected to continue to be available in 1997.

                               ROBERT SKEELS & COMPANY
                                 (BUILDERS HARDWARE)

     Robert Skeels & Company ("Skeels") is a wholesale distributor of builders hardware products, including lock sets and locksmith supplies.

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

                             WYNN'S CLIMATE SYSTEMS, INC.
                 (AUTOMOTIVE AIR CONDITIONING SYSTEMS AND COMPONENTS)

     Prior to the sale of its principal operating assets in May 1996, Wynn's Climate Systems designed, manufactured and marketed automotive air conditioning systems and components for both automotive OEMs and the automotive aftermarket. Wynn's Climate Systems also operated installation centers in Arizona, California, Colorado and North Carolina that installed air conditioners and accessories for automobile dealers and retail customers. Revenues from discontinued operations with respect to Wynn's Climate Systems for the period January 1 to May 23, 1996 were $20,353,000.

     Wynn's Climate Systems sold its air conditioning components to OEM customers and distributors. It sold its air conditioning systems to OEM customers and their distributors and dealers, and to distributors in the automotive aftermarket. In addition, through its installation centers, Wynn's Climate Systems sold air conditioning systems and accessories to automobile dealers and retail customers.

     Wynn's Climate Systems manufactured its products in its 185,000 square foot facility located in Fort Worth, Texas. Wynn's Climate Systems manufactured many of the components that it used in the production of its air conditioning systems. Outside vendors supplied certain finished components such as compressors, accumulators and receiver/dryers.


                         OTHER FACTORS AFFECTING THE BUSINESS

COMPETITION

     All phases of the Company's business have been and remain highly competitive. The Company's products and services compete with those of numerous companies, some of which have financial resources greater than those of the Company. Sales by the Automotive and Industrial Components Division are in part related to the sales of vehicles by its OEM customers.

     Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to changes in price. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1996, Precision invested approximately $7.5 million in new production equipment, which expanded its production capacity primarily at its Lebanon, Tennessee and Virginia facilities. Also in 1996, Precision acquired a manufacturing facility and related equipment located in Springfield, Kentucky. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the 1996 Annual Report, which is hereby incorporated by reference. Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor.

     Competition with respect to Wynn Oil's specialty chemical and equipment products consists principally of other automotive aftermarket chemical and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers and car manufacturers market private label brands of specialty chemical products. Wynn Oil's DU-ALL-Registered Trademark-antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have received OEM approval. Similarly, Wynn Oil's TRANSERVE- transmission fluid flush and fill equipment and chemicals compete against other transmission flush equipment. The Wynn's Product Warranty program competes with programs offered by other companies that feature lubricant kits backed by product warranties. The Wynn's Product Warranty program also competes with service contract and extended warranty programs offered by service contract providers and insurance companies. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

     Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

     Sales to General Motors constituted approximately 10.1% of the total net sales of the Company in 1996. No other customer represented more than 10% of total net sales of the Company in 1996.

GOVERNMENT REGULATIONS

     The number of governmental rules and regulations affecting the Company's business and products continues to increase.

     Wynn Oil markets the Wynn's Product Warranty program in approximately forty-four states in the U.S. and also in Canada. Questions have been raised by certain state and Canadian provincial regulators as to whether the product warranty that accompanies the kit is in the nature of insurance or a regulated service contract. Wynn Oil attempts to resolve these questions to the satisfaction of each such regulator. At times, it has elected to withdraw the Wynn's Product Warranty program from certain states. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty in the United States or other countries in the future. Over the past few years, sales of the Wynn's Product Warranty program have become an increasingly important element of Wynn Oil's domestic business.

ENVIRONMENTAL MATTERS

    The Company is involved in certain environmental proceedings and potential proceedings principally arising out of the past or present use of various substances which have been or may be deemed to be hazardous. At December 31, 1996, the Company had recorded consolidated accrued reserves of approximately $5.8 million relating to environmental matters. In establishing such reserves, the Company evaluates to the extent known for each matter the nature and extent of the underlying contamination, the estimated cost of the likely remedy, the number and financial strength of other potentially responsible parties, and the evidence against the various potentially responsible parties. During this evaluation process, the Company makes its best estimate of its likely exposure with respect to each matter based on information known to the Company at that time. Such estimates may involve a range of exposures for each matter. The Company provides aggregate reserves for no less than the minimum amount of the aggregate range of outcomes established by the Company.

    The Company lacks sufficient information at this time to provide an estimate of its "reasonably possible" (as such term is defined in Statement of Financial Accounting Standard No. 5) potential liability from all environmental matters. In establishing reserves for environmental matters, the Company assumes that it has appropriately evaluated key factors, such as expected remedy costs, the likely degree of responsibility and ability to pay of other potentially responsible parties, and the Company's probable allocable share. It is reasonably possible that regulatory or technical developments or subsequently developed information could cause the Company to reevaluate its present range of outcomes and to record additional liabilities for existing environmental matters. However, based upon information presently known to the Company, the Company believes that any such additional liabilities should not materially affect the Company's consolidated financial position, annual results of operations or cash flow.
See Note 11 of "Notes to Consolidated Financial Statements" on page 27 of the 1996 Annual Report, which is hereby incorporated by reference.

     All potentially significant environmental matters presently known to the Company are described below.

         (a) In July 1990, Wynn Oil received a general notice letter from the United States Environmental Protection Agency (the "EPA") stating that it may be a potentially responsible party ("PRP") with respect to the San Gabriel Valley, California Superfund Sites regional groundwater problem. In March 1994, the EPA issued its Record of Decision ("ROD") with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. Wynn Oil's Azusa facility (the "Azusa Facility") is located within the BPOU. In the ROD, the EPA selected an interim remedial action to treat the contaminated groundwater (the "Interim Remedial Action") for the BPOU that is estimated to cost $47 million in capital and non-recurring costs and $4 to $5 million in annual operating costs. Since January 1995, the EPA has issued "pre-Special Notice" letters to eighteen entities, including Wynn Oil, with respect to the BPOU. The EPA has indicated that it considers Wynn Oil to be one of the four largest contributors to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA.

         Wynn Oil has joined the BPOU Steering Committee (the "Steering Committee") which is working toward the development of a "Consensus Plan." In general, the Consensus Plan is a cooperative effort among the Steering Committee members, certain water supply entities and the Federal Bureau of Reclamation to integrate the Interim Remedial Action with a water supply project. Under this approach, federal funding would be available for 25% of the project's capital costs and revenues from the sale of the treated water would help defray the project's annual operating costs. If agreement is reached among these entities, the Steering Committee's costs of implementing the Interim Remedial Action reportedly could be reduced to approximately $35 to $40 million. This amount is based on the assumption that the Steering Committee members would pay minimal past costs of the EPA and that the treated water would not be subject to supplemental nitrate removal. However, no assurance can be given that such assumptions will prove to be correct or that the Consensus Plan will be implemented. In furtherance of the Consensus Plan, the Steering Committee has already funded certain pre-design costs and other costs on an interim basis subject to reallocation among all of the PRPs which ultimately share the costs of implementing the Interim Remedial Action.

         The Steering Committee has begun the process of allocating among its members the cost for implementing the Consensus Plan. There is no assurance that a negotiated allocation of responsibility will be reached. Wynn Oil's ultimate share of the total remedial costs cannot be estimated with certainty at this time. In establishing appropriate reserves for this matter, the Company has assumed that the Consensus Plan will be adopted and that the total Steering Committee costs of implementing the Consensus Plan (including the Interim Remedial Action and the related water supply project) plus the Steering Committee's share of EPA's past costs will be in the range of $35 to $40 million.

         (b) The California Regional Water Quality Control Board-Los Angeles Region (the "RWQCB") sent letters to Wynn Oil and certain other facilities in the general area asking them to submit remedial action plans for vadose zone remediation at their respective facilities. In December 1995, Wynn Oil's consultants responded to the RWQCB stating that such remediation was neither warranted nor cost effective at the Azusa Facility. In December 1996, Wynn Oil received a letter from the RWQCB stating that the RWQCB had completed a preliminary review of the December 1995 response from Wynn Oil's consultants and that the RWQCB would be responding shortly. The letter stated that the RWQCB was considering a coordinated regional directive regarding the subsurface soil cleanup in the BPOU. Wynn Oil may at some later date elect or be required to take specific remedial actions with respect to soils conditions at the Azusa Facility.

         (c) In February 1995, the owner (the "Property Owner") of certain real property (the "Site") formerly leased by Alkid Corporation ("Alkid"), an inactive subsidiary of the Company, filed a lawsuit in federal court against Alkid, Wynn's International, Inc. and Wynn Oil (collectively the "Wynn's Defendants") and another former lessee and its principal. The complaint alleges that the defendants stored solid and hazardous wastes at the Site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint seeks relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the Site. After the Wynn's Defendants were served with the lawsuit in June 1995, the parties filed various crossclaims and counterclaims against each other. Subsequent to the filing of the responsive pleadings, the Property Owner and the Wynn's Defendants agreed to fund a joint investigation of the Site with each paying one-half of the cost. After this investigation was completed, all parties to the litigation agreed to fund an additional investigation of the Site with each paying one-third of the cost. During the pendency of these investigations, the litigation, including all discovery, has been stayed. After completion of the current investigation, the parties expect to hold a joint status conference with the trial judge. The Company does not have sufficient information to estimate the cost of cleanup at the Site.

         (d) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resource Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Performance of this work was completed in late 1991 and the consultants' report was submitted to the TNRCC in February 1992. In 1994, Wynn's Climate Systems received a request from the TNRCC for additional information. Wynn's Climate Systems furnished the requested information to the TNRCC and then voluntarily conducted additional investigation activities at this facility. Wynn's Climate Systems' lease of this facility expired in December 1994. Due to a dispute with the property owner following expiration of the lease, Wynn's Climate Systems was unable to perform any additional work at the site in 1995 or early 1996. In April 1996, the property owner notified Wynn's Climate Systems that it would grant access to Wynn's Climate Systems for further investigation of the site. Wynn's Climate Systems has submitted a report to the TNRCC recommending a remedial action plan for the site and is awaiting a response.

         (e) Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site"). A PRP Steering Committee (the "CRI Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. Approximately 85 PRPs, including Wynn's Climate Systems, have agreed to participate in the CRI Committee and have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the CRI Committee. No significant developments occurred in 1996. As of March 1997, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by CRI Committee members was approximately two-tenths of one percent (0.2%).

     The foregoing "Environmental Matters" section and Note 11 of "Notes to Consolidated Financial Statements" on page 27 of the 1996 Annual Report (which is incorporated by reference herein) contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of reserves for such matters will not materially affect the Company's financial position or annual results of operations or cash flows. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of the contamination, (ii) the remedial action selected, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) with respect to the San Gabriel Valley Superfund Sites, the Steering Committee costs of implementing the Interim Remedial Action and the water supply project and the amount of EPA past costs required to be paid by the Steering Committee members, (vi) the ability of other potentially responsible parties, if any, to pay their respective shares, and (vii) any insurance recoveries. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.


FOREIGN CURRENCY FLUCTUATIONS

     In 1996, the United States dollar generally increased in value compared to 1995 in the currencies of most countries in which the Company does business. This increase in the value of the U.S. dollar caused aggregate foreign sales and operating profit to be translated into lower dollar values than what would have been reported if exchange rates had remained the same as in 1995. In 1996, the Equity Adjustment from Foreign Currency Translation account on the Consolidated Balance Sheet decreased by $815,000, which caused a corresponding decrease in Total Stockholders' Equity. See "Foreign Operations."

PATENTS AND TRADEMARKS

     The Company holds a number of patents and trademarks which are used in the operation of its businesses. In 1989, Wynn Oil filed a lawsuit in the federal district court in Detroit, Michigan against another company and its principal stockholder for infringement of Wynn Oil's X-TEND-Registered Trademark-trademark. In 1994, the court awarded Wynn Oil approximately $3.2 million in damages and attorneys' fees. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed bankruptcy petitions in late 1994 in Florida. The bankruptcy filings resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's finding of liability, but held that the District Court erred in the calculation of certain portions of the damages award and remanded the case to the District Court for a final determination of the damage award.
On remand, the District Court awarded Wynn Oil total damages and attorneys' fees of approximately $2.4 million. The defendants did not appeal the revised judgment of the District Court. Wynn Oil and its counsel are continuing to work through the bankruptcy proceedings in Florida to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the judgment has been included in the results of operations of the Company and all of the Company's costs relating to this case have been expensed as incurred. See "Legal Proceedings."

SEASONALITY OF THE BUSINESS

     Although sales at the Company's various businesses are somewhat seasonal, the consolidated results of operations generally do not reflect seasonality.

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

FOREIGN OPERATIONS

     The following table shows sales to foreign customers for the years 1996, 1995 and 1994:

                                                1996               1995             1994
                                             ------------       ------------      -----------
Total Sales Outside the United States:       $113,609,000       $101,389,000      $90,178,000
  Percent of Net Sales                              39.4%              38.6%            38.4%
   Sales by Foreign Subsidiaries             $ 93,949,000       $ 91,946,000      $81,739,000
    Percent of Net Sales                            32.6%              35.0%            34.8%
   Export Sales by Domestic Subsidiaries     $ 19,660,000       $  9,443,000      $ 8,439,000
    Percent of Net Sales                             6.8%               3.6%             3.6%

     Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 3 and Note 14 of "Notes to Consolidated Financial Statements" on page 24 and 29 through 31, respectively, of the 1996 Annual Report, which are hereby incorporated by reference.

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

EMPLOYEES

     At December 31, 1996, the Company had 1,962 employees.

     A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 1998.

     The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the Amalgamated Steelworkers of America. The collective bargaining agreement for the unit will expire in January 2000.

     A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc., an affiliate of Precision, are represented by a local of the International Chemical Workers Union. The collective bargaining agreement for this facility expires in February 1999.

     A majority of the production and maintenance employees at the Springfield, Kentucky plant of Precision are represented by a local unit of the International United Paperworkers Union. Precision did not assume the collective bargaining agreement for this facility when Precision acquired the plant in 1996.
Precision expects to enter into negotiations with the union in 1997 for a new collective bargaining agreement.

     The Company considers its relations with its employees to be good.


                         EXECUTIVE OFFICERS OF THE REGISTRANT
                         ------------------------------------

     The executive officers of the Company, who are appointed annually, are as follows:

                                                                 Executive
                                                                Officer Since          Age
                                                               ---------------        -----
James Carroll           Chairman of the Board and Chief             1988                67
                        Executive Officer

John W. Huber           President and Chief Operating Officer       1996                53

Seymour A. Schlosser    Vice President-Finance and Chief            1989                51
                        Financial Officer

Gregg M. Gibbons        Vice President-Corporate Affairs,           1986                44
                        General Counsel and Secretary

     The principal occupations of Messrs. Carroll, Schlosser and Gibbons for the past five years have been their current respective positions with the Company. Mr. Huber was named President and Chief Operating Officer of the Company in December 1996. For the five years immediately preceding his appointment as President and Chief Operating Officer of the Company, Mr. Huber was President and Chief Executive Officer of Wynn's-Precision, Inc., a wholly-owned subsidiary of the Company. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any executive officers of the Company.

ITEM 2.  PROPERTIES

     The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction, as of March 14, 1997:

                                                   Square            If Lease,
                               Held in Fee        Footage             Year of
          Location             or by Lease      (Approximate)       Termination      Present Use
          --------             -----------      -------------       -----------      -----------
WYNN'S INTERNATIONAL, INC.

  Orange, California              Lease              6,894             1998         Administrative

AUTOMOTIVE AND INDUSTRIAL
COMPONENTS:


WYNN'S-PRECISION, INC.

  Domestic
  --------
  Lebanon, Tennessee              Fee              140,000              --          Manufacturing,
                                                                                    Warehouse,
                                                                                    Administrative

  Lebanon, Tennessee              Fee               78,000              --          Manufacturing

  Lebanon, Tennessee              Fee               35,000              --          Manufacturing

  Livingston, Tennessee           Fee               33,000              --          Manufacturing,
                                                                                    Warehouse

  Tempe, Arizona                  Fee               32,572              --          Manufacturing,
                                                                                    Warehouse

  Springfield, Kentucky           Fee               76,375              --          Manufacturing

  Rancho Cucamonga, California   Lease               2,880             1999         Warehouse

  Elgin, Illinois                Lease               4,539             1998         Warehouse

  Peoria, Illinois               Lease              10,000             2000         Warehouse

  Indianapolis, Indiana          Lease               1,800             2001         Warehouse

  Lenexa, Kansas                 Lease               2,089             1997         Warehouse

  Farmington Hills, Michigan     Lease               1,963             1998         Administrative

  Wyoming, Michigan              Lease               2,000             1997         Warehouse

  Golden Valley, Minnesota       Lease               3,800             1999         Warehouse

                                                   Square            If Lease,
                               Held in Fee         Footage            Year of
          Location             or by Lease      (Approximate)       Termination      Present Use
          --------             -----------      -------------       -----------      -----------
  West Seneca, New York          Lease               2,679             2000         Warehouse

  Charlotte, North Carolina      Lease               3,675             1999         Warehouse

  Dayton, Ohio                   Lease               6,193             1998         Warehouse

  Bensalem, Pennsylvania         Lease               2,326             1998         Warehouse

  Fort Worth, Texas              Lease               3,600             1998         Warehouse

  Milwaukee, Wisconsin           Lease               2,700             1999         Warehouse

  Foreign
  -------
  Orillia, Ontario, Canada        Fee               48,000              --          Manufacturing,
                                                                                    Warehouse,
                                                                                    Administrative

  Concord, Ontario, Canada       Lease               3,455             1999         Warehouse

  Edmonton, Alberta, Canada      Lease               2,700             1999         Warehouse

  Calgary, Alberta, Canada       Lease               1,600             1998         Warehouse

  Boucherville, Quebec, Canada   Lease               3,403             1999         Warehouse

  Aldershot, England             Lease               2,300            Month-to-     Warehouse,
                                                                       Month        Administrative


DYNAMIC SEALS, INC.

  Lynchburg, Virginia             Fee              101,000              --          Manufacturing,
                                                                                    Warehouse,
                                                                                    Administrative

  Houston, Texas                 Lease              14,000             1997         Manufacturing,
                                                                                    Warehouse,
                                                                                    Administrative

  Houston, Texas                 Lease              14,000             1997         Warehouse,
                                                                                    Administrative

                                                         Square          If Lease,
                                    Held in Fee          Footage          Year of
     Location                       or by Lease       (Approximate)     Termination     Present Use
     --------                       -----------       -------------     -----------     -----------
ROBERT SKEELS & COMPANY

   Compton, California                 Fee               59,019             --         Warehouse,
                                                                                       Administrative

   Fullerton, California               Lease              1,600           1997         Warehouse,
                                                                                       Administrative

SPECIALTY CHEMICALS:

WYNN OIL COMPANY

   Domestic
   --------

   Azusa, California                   Fee              122,630             --         Manufacturing,
                                                                                       Warehouse,
                                                                                       Administrative
   Foreign
   -------

   Frenchs Forest,                     Lease             24,224           2000         Warehouse,
    New South Wales, Australia                                                         Administrative

   Carrington, New South Wales,        Lease             13,175           1999         Warehouse,
    Australia                                                                          Administrative

   St. Niklaas, Belgium                Fee               82,600             --         Manufacturing,
                                                                                       Warehouse,
                                                                                       Administrative

   Mississauga, Ontario, Canada        Lease             32,798           2001         Warehouse,
                                                                                       Administrative

   Mississauga, Ontario, Canada        Lease              2,536           1997         Service Center

   Reading, Berkshire, England         Lease              3,154           2004         Administrative

   Strasbourg, France                  Lease                557           1997         Administrative

   Paris, France                       Lease              8,853           1997         Administrative

   Cestas, France                      Lease             18,669           1999         Warehouse,
                                                                                       Administrative

                                                         Square          If Lease,
                                    Held in Fee          Footage          Year of
     Location                       or by Lease       (Approximate)     Termination     Present Use
     --------                       -----------       -------------     -----------     -----------
Lyon, France                           Lease                 465            1998        Administrative

Abbeville, France                      Lease                 929            1998        Administrative

Thiers, France                         Lease                 465            1997        Administrative

Toulouse, France                       Lease                 485            1997        Administrative

Celle, Germany                         Lease               7,209            2002        Warehouse,
                                                                                        Administrative

Mexico City, Mexico                    Lease               2,500            1997        Warehouse,
                                                                                        Administrative

Wynberg, Sandton, South Africa          Fee               32,280             --         Warehouse,
                                                                                        Administrative

Edenvale, Transvaal, South Africa       Fee               10,921             --         Leased to Third Party

Caracas, Venezuela                     Lease               1,615         Month-to-      Administrative
                                                                          Month



     The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1997 and 1998, the Company believes it will be able to renew such leases on acceptable terms or find suitable alternate facilities.

ITEM 3.  LEGAL PROCEEDINGS

     Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also "Environmental Matters" and Note 11 of "Notes to Consolidated Financial Statements" on page 27 of the 1996 Annual Report, which is hereby incorporated by reference.

     In 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of WYNN OIL COMPANY V. AMERICAN WAY SERVICE CORPORATION AND THOMAS A. WARMUS, Case No. 89-CV-71777-DT, awarded Wynn Oil approximately $3.2 million in damages and attorneys' fees in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed bankruptcy petitions in late 1994 in Florida. The bankruptcy filings resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's finding of liability, but held that the District Court erred in the calculation of certain portions of the damages award and remanded the case to the District Court for a final determination of the damage award. On remand, the District Court awarded Wynn Oil total damages and attorneys' fees of approximately $2.4 million. The defendants did not appeal the revised judgment of the District Court. Wynn Oil and its counsel are continuing to work through the bankruptcy proceedings in Florida to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the judgment has been included in the results of operations of Registrant and all of Registrant's costs relating to this case have been expensed as incurred.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                          PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information appearing under "Common Stock Prices and Cash Dividends Per Share: 1996-1995" on page 33 of the 1996 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 33 of the 1996 Annual Report is hereby incorporated by reference.

     On February 5, 1997, the Board of Directors of Registrant declared a cash dividend of $0.08 per share payable March 31, 1997 to stockholders of record on March 14, 1997.

     Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.

     Registrant has not sold any unregistered securities during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from page 12 of the 1996 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the 1996 Annual Report, pages 13 through 17.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Registrant at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from the 1996 Annual Report, pages 17 through 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                          PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under "Election of Directors" on pages 5 and 6 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 1997 ("Registrant's 1997 Proxy Statement") is hereby incorporated by reference. A list of executive officers of Registrant is provided in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" and "--Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" on pages 7 through 12 of Registrant's 1997 Proxy Statement is hereby incorporated by reference. The Report of the Compensation Committee on pages 13 through 15 of Registrant's 1997 Proxy Statement shall not be deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 4 of Registrant's 1997 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under "Election of Directors--Certain Relationships and Related Transactions" on page 6 of Registrant's 1997 Proxy Statement is hereby incorporated by reference.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1) See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

         (2) See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

         (3)  See Index to Exhibits.

    (b) On October 9, 1996, Registrant filed a report on Form 8-K/A amending Registrant's Current Report on Form 8-K dated May 23, 1996. The Form 8-K, as amended, reports the sale of the principal operating assets of Registrant's subsidiary, Wynn's Climate Systems, to Moog Automotive, Inc. The report includes the unaudited pro forma consolidated condensed financial statements representing the results of continuing operations and the balance sheet, after giving effect to certain pro forma adjustments related to the sale as if the sale had occurred (i) January 1, 1996 for the statement of income for the three months ended March 31, 1996, (ii) January 1, 1995 for the statements of income for the years ended December 31, 1995, 1994 and 1993 and the three months ended March 31, 1995, and (iii) March 31, 1996 for the balance sheet.

                       WYNN'S INTERNATIONAL, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
          SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

                             (ITEM 14(a))


                                                     Page References
                                             ----------------------------------
                                             Form 10-K       1996 Annual Report
                                             ---------       ------------------
Consolidated Statements of Income for
  each of the three years in the period
  ended December 31, 1996 .................                           18

Consolidated Balance Sheets at
  December 31, 1996 and 1995 ..............                           19

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1996 .......                          20

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1996 ..........                           21

Notes to Consolidated Financial
  Statements ..............................                         22 - 32

Consolidated schedule for each of the
  three years in the period ended
  December 31, 1996:
    VIII - Valuation and Qualifying
    Accounts ..............................   F-2



     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

     The consolidated financial statements listed in the above index, which are included in the 1996 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1996 Annual Report is not deemed to be filed as part of this report.

                              WYNN'S INTERNATIONAL, INC.

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                         THREE YEARS ENDED DECEMBER 31, 1996


  Allowance for
doubtful accounts
  deducted from       Balance at     Charged to
    accounts          beginning       costs and      Deductions       Other        Balance at
   receivable          of year        expenses          (1)            (2)        end of year
-----------------     ----------     ----------     -----------     ---------     -----------

      1996             $710,000       $312,000       $(256,000)      $104,000        $870,000
                      ----------     ----------     -----------     ---------     -----------

      1995             $884,000       $244,000       $(418,000)      $     --        $710,000
                      ----------     ----------     -----------     ---------     -----------

      1994             $954,000       $ 88,000       $(158,000)      $     --        $884,000
                      ----------     ----------     -----------     ---------     -----------


______________________

(1)  Represents accounts written off against the reserve.
(2)  Acquisition of business.

                                  POWER OF ATTORNEY

        Each person whose signature appears below hereby authorizes each of James Carroll, John W. Huber, Seymour A. Schlosser and Gregg M. Gibbons as attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                                      WYNN'S INTERNATIONAL, INC.




                                      By            JAMES CARROLL
                                        ---------------------------------------
                                                    James Carroll
                                               Chairman of the Board and
                                                Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    DATE




March 25, 1997                        By            JAMES CARROLL
                                        ---------------------------------------
                                                    James Carroll
                                                 Chairman of the Board
                                                Chief Executive Officer
                                                       Director




March 25, 1997                        By         SEYMOUR A. SCHLOSSER
                                        ---------------------------------------
                                                 Seymour A. Schlosser
                                                Vice President-Finance
                                        (Principal Financial and Accounting
                                        Officer)

    DATE




March 25, 1997                        By         WESLEY E. BELLWOOD
                                        ---------------------------------------
                                                 Wesley E. Bellwood
                                              Director/Chairman Emeritus




March 25, 1997                        By         BARTON BEEK
                                        ---------------------------------------
                                                 Barton Beek
                                                   Director




March 25, 1997                        By         JOHN D. BORIE
                                        ---------------------------------------
                                                 John D. Borie
                                                    Director




March 25, 1997                        By         BRYAN L. HERRMANN
                                        ---------------------------------------
                                                 Bryan L. Herrmann
                                                      Director




March 25, 1997                        By         ROBERT H. HOOD, JR.
                                        ---------------------------------------
                                                 Robert H. Hood, Jr.
                                                     Director




March 25, 1997                        By         RICHARD L. NELSON
                                        ---------------------------------------
                                                 Richard L. Nelson
                                                     Director




March 25, 1997                        By         JAMES D. WOODS
                                        ---------------------------------------
                                                 James D. Woods
                                                    Director

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

4.1 Shareholder Rights Agreement, dated as of March 3, 1989, between Registrant and First Interstate Bank of California, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

4.2 Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990 (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

10.1 Employment Agreement, dated February 15, 1995, between Registrant and James Carroll (incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-K for the fiscal year ended
       December 31, 1994)

10.2 Employment Agreement, dated December 11, 1996, between Registrant and John W. Huber

10.3 Employment Agreement, dated January 1, 1997,between Registrant and Seymour A. Schlosser

10.4 Employment Agreement, dated January 1, 1997, between Registrant and Gregg M. Gibbons

10.5 Wynn's International, Inc. Amended and Restated 1980 Stock Option and Appreciation Rights Plan (incorporated herein by reference to Exhibit
       4.1 to Registrant's Registration Statement on Form S-8, Registration No. 2-68157)

Exhibit
Number                                Description
------                                -----------
10.6 Wynn's International, Inc. Amended and Restated 1982 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8, Registration
       No. 2-68157)

10.7 Wynn's International, Inc. Stock-Based Incentive Award Plan (incorporated herein by reference to Exhibit 28.1 to Registrant's Registration Statement on Form S-8, Registration No. 33-30296 and
       Exhibit 28.2 to Registrant's Registration Statement on Form S-8, Registration No. 33-64090)

10.8 Amendment 1996-1 to Wynn's International, Inc. Stock-Based Incentive Award Plan

10.9   Wynn's International, Inc. 1997 Corporate Management Incentive Plan

10.10 Executive Deferred Compensation Agreement, dated February 18, 1997, between Registrant and James Carroll

10.11 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.12 Form of Indemnification Agreement between Registrant and an officer of Registrant

10.13 Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit C of Registrant's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 11, 1994, filed with the Commission on March 25, 1994)

10.14 Amendment 1996-1 to Wynn's International, Inc. Non-Employee Directors' Stock Option Plan

10.15 Asset Purchase Agreement, dated as of May 23, 1996,by and between Moog Automotive, Inc. and Wynn's Climate Systems, Inc., Wynn's Climate Equipment Company and Wynn's (UK) Limited (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 23, 1996)

11     Computation of Net Income Per Common Share - Primary and Assuming Full
       Dilution

Exhibit
Number                                Description
------                                -----------
13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

21    Subsidiaries of Registrant

23    Consent of Independent Auditors

27    Financial Data Schedule