Form 10-Q
period 1997-03-31
WYNNS INTERNATIONAL INC
filed 1997-05-09
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1997

                                       or

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


At May 2, 1997, Registrant had 12,614,717 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1997 (unaudited) and
              December 31, 1996                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1997 and 1996                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              1997 and 1996                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-10

Part II - Other Information

       Item 6 - Exhibits and Reports on Form 8-K                          11

Signatures                                                                12

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                          March 31
                                                            1997       December 31
                                                        (unaudited)       1996
                                                        -----------    -----------

                                          ASSETS
Current assets:
  Cash and cash equivalents                              $ 47,845       $ 53,304
  Accounts receivable, less $867 allowance for
    doubtful accounts ($870 at December 31, 1996)          55,460         48,347
  Inventories:
    Finished goods                                         20,110         19,789
    Raw materials and work in process                      11,857         11,151
                                                         --------       --------
                                                           31,967         30,940
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,291 at
    Mar. 31, 1997 and $12,025 at December 31, 1996)        22,062         21,157
  Net assets of discontinued operations                      -               254
                                                         --------       --------
      Total current assets                                157,334        154,002

Property, plant and equipment, at cost less
  accumulated depreciation and amortization                45,855         44,719
Other assets                                                6,277          6,384
                                                         --------       --------
                                                         $209,466       $205,105
                                                         ========       ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 18,399       $ 18,137
  Taxes based on income                                     4,422          3,676
  Accrued liabilities                                      41,538         42,531
  Long-term debt due within one year                           43             69
                                                         --------       --------
      Total current liabilities                            64,402         64,413

Deferred taxes based on income                              7,579          7,740

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                   -              -
  Common stock, $1 par value;
    20,000,000 shares authorized, 14,573,804
    shares issued (14,546,540 at December 31, 1996)        14,574         14,547
  Capital in excess of par value                           10,784         10,377
  Retained earnings                                       120,623        115,418
  Equity adjustment from foreign currency
    translation                                            (3,112)        (1,985)
  Unearned compensation                                      (183)          (139)
  Common stock held in treasury 859,087 shares,
    at cost (869,962 at December 31, 1996)                 (5,201)        (5,266)
                                                         --------       --------
      Total stockholders' equity                          137,485        132,952
                                                         --------       --------
                                                         $209,466       $205,105
                                                         ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                      Three Months Ended
                                                           March 31
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------
Revenues:
  Net sales                                          $ 77,887     $ 71,463
  Interest income                                         667          255
                                                     --------     --------
                                                       78,554       71,718
                                                     --------     --------
Cost and expenses:
  Cost of sales                                        47,615       42,567
  Selling, general & administrative                    20,801       21,478
  Interest expense                                         55           52
                                                     --------     --------
                                                       68,471       64,097
                                                     --------     --------
Income from continuing operations
  before taxes based on income                         10,083        7,621
Provision for taxes based on income                     3,781        2,898
                                                     --------     --------
Income from continuing operations                       6,302        4,723
                                                     --------     --------
Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes of $31                                          -             35
                                                     --------     --------
Net income                                           $  6,302     $  4,758
                                                     ========     ========
Income per share of common stock:
  Primary:
    Continuing operations                                $.44        $ .33
    Discontinued operations                               -            .01
                                                     --------     --------
  Total                                                  $.44        $ .34
                                                     ========     ========

  Fully diluted:
    Continuing operations                                $.44        $ .33
    Discontinued operations                               -            -
                                                     --------     --------
  Total                                                  $.44        $ .33
                                                     ========     ========

Cash dividend per common share                           $.08       $.0667
                                                     ========     ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
  Net income from continuing operations              $  6,302       $  4,723
  Adjustments:
    Depreciation and amortization                       1,933          1,712
    Provision for uncollectible accounts                   74             90
    Amortization of stock compensation                     50            102
    Gain on sale of property, plant & equipment            (8)            (9)
    Benefit for deferred income taxes                    (378)          (381)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (7,187)        (4,214)
      Inventories                                      (1,027)        (1,041)
      Prepaid expenses and other current assets          (639)          (643)
      Other assets                                         29            (27)
      Accounts payable                                    262            366
      Product warranty program reserves                   237          1,189
      Taxes based on income                               746          1,032
      Accrued liabilities                                (314)           (32)
                                                     --------       --------
        Net cash provided by continuing operations         80          2,867
                                                     --------       --------

  Net income from discontinued operations                 -               35
  Net items using cash from discontinued operations       -           (4,029)
                                                     --------       --------
    Net cash used in discontinued operations              -           (3,994)
                                                     --------       --------
    Net cash provided by (used in) all operating
      activities                                           80         (1,127)
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (3,160)        (2,232)
  Proceeds from sale of property, plant & equipment        27             14
  Net proceeds from disposition of net assets of
    discontinued operations                               254            -
  Other - net                                               7              1
                                                     --------       --------
    Net cash used in investing activities              (2,872)        (2,217)
                                                     --------       --------

Cash flows from financing activities:
  Payments of long-term debt                              (26)           (27)
  Dividends paid                                       (2,013)        (1,694)
  Proceeds from exercise of stock options                 405            579
                                                     --------       --------
    Net cash used in financing activities              (1,634)        (1,142)
                                                     --------       --------

Effect of exchange rate changes                        (1,033)          (582)
                                                     --------       --------
Net decrease in cash and cash equivalents              (5,459)        (5,068)
                                                     --------       --------

Cash and cash equivalents at beginning of year         53,304         23,127
                                                     --------       --------
Cash and cash equivalents at March 31                $ 47,845       $ 18,059
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996



1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary to a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1996 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations for the year ending December 31, 1997. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc. (WCS), a manufacturer and marketer of automotive air conditioning systems and components. As of March 31, 1997, the Company has received $26.5 million (including tax benefits of $2.6 million) of an expected total of $29 million (including tax benefits of $4.6 million) in connection with the transaction. The results of operations for WCS have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the three months ended March 31, 1996 were $11,622,000.

4) On March 26, 1997, the Company commenced a Dutch Auction self-tender offer (the "Tender Offer") to purchase for cash up to 1,100,000 shares, or approximately 8.0%, of its issued and outstanding Common Stock at a purchase price of not greater than $25.00 per share nor less than $22.00 per share. Pursuant to the Tender Offer, which terminated on April 22, 1997, the Company purchased 1,100,000 shares of its Common Stock at a purchase price of $24.25 per share. The aggregate cost to the Company of the Tender Offer, including expenses, was approximately $27.1 million.
      In the quarter ending June 30, 1997, the shares repurchased will be treated as treasury shares and the purchase price and related expenses will be reported as a reduction in equity as the cost of treasury shares.

5)    Cash payments for interest and income taxes are as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1997           1996
                                      ----------     ----------
      Interest                        $   23,000     $   28,000
      Income taxes                     3,413,000      2,278,000

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1997 AND 1996



6) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1997           1996
                                      ----------     ----------
      Primary                         14,323,969     14,144,483
      Fully diluted                   14,360,476     14,207,768

      The number of shares and the related earnings per share data for all periods have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1996.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended March 31, 1997 and 1996
------------------------------------------------------------

Net sales for the first quarter of 1997 were $77.9 million, a 9% increase compared to sales of $71.5 million in the first quarter of 1996. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 17% in the first quarter of 1997 compared to the first quarter of 1996, primarily reflecting higher sales volume at Precision. Sales increased at Precision's Virginia, Tennessee, Arizona and Canadian operations. Contributing to the increase in sales was Precision's
September 1996 acquisition of an automotive sealing business in Kentucky.
The increase in sales at its Virginia operation was due to growth of its expanded composite gasket product line. The increase in sales at its Tennessee operation, which manufactures and sells primarily O-rings, was due to higher U.S. automotive production rates during the most recent quarter compared to the prior year. Sales at Skeels declined slightly in the first quarter of 1997 compared to the same quarter in 1996.

Sales at the Specialty Chemicals Division, principally car care products, increased 1% in the first quarter compared to the same quarter in 1996. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 6% in the most recent quarter compared to the comparable quarter in 1996. Sales increased 7% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs and higher export sales to Asian and Latin American distributors. Foreign subsidiary sales, especially in France and Belgium, decreased on a dollar denominated basis from the prior year primarily due to the negative translation effect of a strong U.S. dollar.

Interest income increased $.4 million during the first quarter of 1997 compared to the first quarter of 1996 due to higher cash and cash equivalent balances on deposit in the most recent quarter.

The consolidated cost of sales in the first quarter of 1997 increased to 61.1% of sales compared to 59.6% in the first quarter of 1996. The decrease in the consolidated gross margin percentage was due to the change in mix of revenues. Precision generated higher gross profit due to the higher sales volume, but its gross margin as a percentage of sales decreased, primarily due to increased manufacturing costs and continued pricing pressure. At the Specialty Chemicals Division, the gross profit increased slightly, but declined as a percentage of sales due to the increased sales of the product warranty kit programs, which have a lower gross margin than the other specialty chemical products.

Selling, general and administrative (SG&A) expenses in the first quarter of 1997 were $20.8 million (26.7% of sales) compared to $21.5 million (30.1% of sales) for the first quarter of 1996. SG&A expenses declined $.9 million at the Specialty

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Chemicals Division, reflecting reduced spending for advertising and promotional programs and the translation effect of a strong U.S. dollar.
The decline was partially offset by an increase in SG&A expenses at Precision due to the higher sales volumes. SG&A expenses declined as a percentage of sales at the Specialty Chemicals Division due to the change in revenue mix and lower spending. SG&A expenses also declined as a percentage of sales at Precision due to the higher revenues and constant monitoring of costs. Operating expenses at Corporate also declined in the first quarter of 1997 compared to the same period in 1996.

Income before taxes based on income increased 32% to $10.1 million in 1997 from $7.6 million in the first quarter of 1996. In the Automotive and Industrial Components Division, Precision's operating profit increased 12% compared to the first quarter of 1996 due to the higher sales. The Specialty Chemicals Division experienced a 29% increase in operating profit in the quarter ended March 31, 1997 due primarily to improved results at its U.S.-based operations, especially the product warranty division.

The effective tax rate in the first quarter of 1997 was 37.5%, down from the 38.0% rate in the first quarter of 1996 and slightly above the full year 1996 rate of 37.2%.

Income from continuing operations increased 33% to $6.3 million in the first quarter of 1997 compared to $4.7 million in the first quarter of 1996 as a result of the increase in pretax income and lower effective tax rate. Primary income per share in the first quarter of 1997 increased to $.44 from $.33 in 1996 due to the higher income. The number of shares used in the calculation of primary earnings per share increased 1% in 1997 due primarily to the exercise of stock options in 1996 and 1997 and an increase in the number of outstanding stock options required to be included in the calculation of outstanding shares. Fully diluted earnings per share from continuing operations increased 33% in 1997 compared to 1996 due to the increased income.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning business which was formerly part of the Automotive and Industrial Components Division. The results of operations for WCS have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the three months ended March 31, 1996 were $11,622,000.


FINANCIAL CONDITION
-------------------

Working capital at the end of the first quarter was $92.9 million compared to $89.6 million at December 31, 1996. The current ratio at the end of the first quarter of 1997 was 2.44 to 1 compared to 2.39 to 1 at December 31, 1996. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


On March 26, 1997, the Company commenced a Dutch Auction self-tender offer (the "Tender Offer") to purchase for cash up to 1,100,000 shares of its issued and outstanding Common Stock. Pursuant to the Tender Offer, which terminated on April 22, 1997, the Company purchased 1,100,000 shares of its Common Stock at a purchase price of $24.25 per share. The aggregate cost to the Company of the Tender Offer, including expenses, was approximately $27.1 million, which was funded from cash and cash equivalents. The shares purchased in the Tender Offer will be treated as treasury shares. The aggregate cost of the Tender Offer will be reported as a reduction in the equity of the Company for the period ending June 30, 1997.

Cash and cash equivalents were $47.8 million at March 31, 1997 compared to $53.3 million at December 31, 1996. The decrease in cash and cash equivalents was primarily due to an increase in accounts receivable and inventories, and the funding of incentive compensation, capital expenditures and dividend payments.

Accounts receivable increased $7.1 million to $55.5 million at March 31, 1997 from $48.3 million at December 31, 1996. This increase was primarily due to the higher sales at Precision and the offering of extended terms to certain large customers of the Specialty Chemicals' product warranty division. Inventories increased $1.0 million to $32.0 million at the end of the first quarter compared to $30.9 million at December 31, 1996. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, but declined at Precision.

During the three months ended March 31, 1997, the Company purchased $3.2 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that capital expenditures will be approximately $11 million in 1997.

Stockholders' equity at March 31, 1997 was $137.5 million or $10.02 per share compared to $133.0 million or $9.72 per share at December 31, 1996. The increase of $4.5 million is attributable to net income of $6.3 million, $.4 million from the exercise of stock options and the amortization of unearned compensation, reduced by a $1.1 million decrease in the foreign currency translation account and $1.1 million of dividends declared.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: the anticipated level of capital expenditures; the sufficiency of working capital; and the sales growth of the composite gasket product line and the product warranty program.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; continued pricing pressure in the U.S. automotive industry; the impact of competitive products on the composite gasket product line and product warranty program; attempts by state governments to regulate the product warranty program; the Company's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


ultimate liability for environmental matters; and general economic conditions, especially in North America and Western Europe.

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







                                           WYNN'S INTERNATIONAL, INC.
                                    ------------------------------------------
                                                  (Registrant)






Date       May 9, 1997                           James Carroll
     -----------------------        ------------------------------------------
                                    James Carroll
                                    Chairman and Chief Executive Officer






Date       May 9, 1997                         Seymour A. Schlosser
     -----------------------        ------------------------------------------
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