Form 10-Q
period 1997-06-30
WYNNS INTERNATIONAL INC
filed 1997-08-08
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1997

                                         or

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

At August 1, 1997, Registrant had 12,821,053 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------


                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1997 (unaudited) and
              December 31, 1996                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Six Months Ended June 30,
              1997 and 1996                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1997 and 1996                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-11

Part II - Other Information

       Item 1 - Legal Proceedings                                         12

       Item 4 - Submission of Matters to a Vote of Security Holders       13

       Item 6 - Exhibits and Reports on Form 8-K                          14

Signatures                                                                15

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       June 30
                                                         1997       December 31
                                                     (unaudited)       1996
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 26,912       $ 53,304
  Accounts receivable, less $940 allowance for
    doubtful accounts ($870 at December 31, 1996)       56,915         48,347
  Inventories:
    Finished goods                                      19,126         19,789
    Raw materials and work in process                   11,758         11,151
                                                      --------       --------
                                                        30,884         30,940
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,354 at
    June 30, 1997 and $12,025 at December 31, 1996)     22,888         21,411
                                                      --------       --------
      Total current assets                             137,599        154,002

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             46,667         44,719
Other assets                                             6,207          6,384
                                                      --------       --------
                                                      $190,473       $205,105
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $     72       $   -
  Accounts payable                                      19,539         18,137
  Taxes based on income                                  2,935          3,676
  Accrued liabilities                                   43,993         42,531
  Long-term debt due within one year                        21             69
                                                      --------       --------
      Total current liabilities                         66,560         64,413

Deferred taxes based on income                           7,540          7,740

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                -              -
  Common stock, $1 par value;
    40,000,000 shares authorized, 14,573,804
    shares issued (14,546,540 at December 31, 1996)     14,574         14,547
  Capital in excess of par value                         8,439         10,377
  Retained earnings                                    126,416        115,418
  Equity adjustment from foreign currency
    translation                                         (3,680)        (1,985)
  Unearned compensation                                   (161)          (139)
  Common stock held in treasury 1,762,501 shares,
    at cost (869,962 at December 31, 1996)             (29,215)        (5,266)
                                                      --------       --------
      Total stockholders' equity                       116,373        132,952
                                                      --------       --------
                                                      $190,473       $205,105
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                     Three Months Ended      Six Months Ended
                                   ---------------------   -------------------
                                          June 30                June 30
                                   ---------------------   -------------------
                                     1997       1996         1997       1996
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 81,040   $ 71,826     $158,927   $143,289
  Interest income                       457        319        1,124        574
                                   --------   --------     --------   --------
                                     81,497     72,145      160,051    143,863
                                   --------   --------     --------   --------
Cost and expenses:
  Cost of sales                      50,264     43,183       97,879     85,750
  Selling, general & admin-
    istrative                        20,872     19,969       41,673     41,447
  Interest expense                       60         53          115        105
                                   --------   --------     --------   --------
                                     71,196     63,205      139,667    127,302
                                   --------   --------     --------   --------

Income from continuing operations
  before taxes based on income       10,301      8,940       20,384     16,561
Provision for taxes based on
  income                              3,802      3,412        7,583      6,310
                                   --------   --------     --------   --------

Income from continuing operations     6,499      5,528       12,801     10,251
                                   --------   --------     --------   --------

Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes of $8 and $39                 -           36          -           71
  Income (loss) on disposal of
    discontinued operations, net of
    income taxes (benefits) of $181
    and $(5,402)                        319     (1,540)         319     (1,540)
                                   --------   --------     --------   --------
Net income                         $  6,818   $  4,024     $ 13,120   $  8,782
                                   ========   ========     ========   ========

Income per share of common stock:
  Primary:
    Continuing operations              $.48       $.39         $.92       $.72
    Discontinued operations:
      From operations                   -          -            -          .01
      Income (loss) on disposal         .02       (.11)         .02       (.11)
                                   --------   --------     --------   --------
    Total                              $.50       $.28         $.94       $.62
                                   ========   ========     ========   ========

  Fully diluted:
    Continuing operations              $.48       $.39         $.91       $.72
    Discontinued operations:
      From operations                   -          -            -          -
      Income (loss) on disposal         .02       (.11)         .03       (.11)
                                   --------   --------     --------   --------
    Total                              $.50       $.28         $.94       $.61
                                   ========   ========     ========   ========

Cash dividend per common share         $.08     $.0667         $.16     $.1333
                                   ========   ========     ========   ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Six Months Ended
                                                             June 30
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
  Income from continuing operations                  $ 12,801       $ 10,251
  Adjustments:
    Depreciation and amortization                       3,918          3,428
    Provision for uncollectible accounts                  163            117
    Amortization of stock compensation                     97            203
    Gain on sale of property, plant & equipment           (21)           (14)
    Benefit for deferred income taxes                    (440)        (2,838)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (8,731)        (4,832)
      Inventories                                          56            165
      Prepaid expenses and other current assets        (1,402)        (1,580)
      Other assets                                        (26)           (42)
      Accounts payable                                  1,402           (917)
      Product warranty program reserves                   623          1,556
      Taxes based on income                              (762)        (2,497)
      Accrued liabilities                               1,755          1,896
                                                     --------       --------
        Net cash provided by continuing operations      9,433          4,896
                                                     --------       --------

  Income from discontinued operations                    -                71
  Income (loss) on disposal of discontinued
    operations                                            319         (1,540)
  Net items providing cash from discontinued
    operations                                           -             1,071
                                                     --------       --------
      Net cash provided by (used in) discontinued
        operations                                        319           (398)
                                                     --------       --------
Net cash provided by all operating activities           9,752          4,498
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (5,974)        (4,177)
  Proceeds from sale of property, plant & equipment       117             18
  Net proceeds from disposition of net assets of
    discontinued operations                               254          8,967
  Other - net                                               8              1
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                       (5,595)         4,809
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                   72             36
  Payments of long-term debt                              (48)           (51)
  Dividends paid                                       (3,038)        (2,607)
  Proceeds from exercise of stock options               1,767          1,021
  Purchase of treasury stock                          (27,746)          (218)
                                                     --------       --------
    Net cash used in financing activities             (28,993)        (1,819)
                                                     --------       --------

Effect of exchange rate changes                        (1,556)          (840)
                                                     --------       --------
Net increase (decrease) in cash and cash equivalents  (26,392)         6,648
                                                     --------       --------

Cash and cash equivalents at beginning of year         53,304         23,127
                                                     --------       --------
Cash and cash equivalents at June 30                 $ 26,912       $ 29,775
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996



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

2) The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations for the year ending December 31, 1997. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc. (WCS), a manufacturer and marketer of automotive air conditioning systems and components. The results of operations for WCS and the income or loss on disposal of WCS' principal net operating assets have been classified on the statements of income as discontinued operations. Revenues from discontinued operations for the period January 1 to May 23, 1996 were $20,353,000.

4) On March 26, 1997, the Company commenced a Dutch Auction self-tender offer (the "Tender Offer") to purchase for cash up to 1,100,000 shares, or approximately 8.0%, of its issued and outstanding Common Stock at a purchase price of not greater than $25.00 per share nor less than $22.00 per share. Pursuant to the Tender Offer, which terminated on April 22, 1997, the Company purchased 1,100,000 shares of its Common Stock at a purchase price of $24.25 per share. The aggregate cost to the Company of the Tender Offer, including expenses, was approximately $27 million. In the quarter ending June 30, 1997, the shares repurchased were treated as treasury shares and the purchase price and related expenses have been reported as a reduction in equity as the cost of treasury shares.

5)    Cash payments for interest and income taxes are as follows:

                                       Six months ended June 30
                                      -------------------------
                                         1997           1996
                                      ----------     ----------
      Interest                        $   51,000     $   52,000
      Income taxes                     8,966,000      6,282,000


                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1997 AND 1996



6) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                       Three months ended June 30    Six months ended June 30
                       --------------------------    ------------------------
                           1997          1996           1997          1996
                        ----------    -----------    ----------    ----------
      Primary           13,599,957     14,284,604    13,965,899    14,226,339
      Fully diluted     13,633,128     14,300,306    14,027,131    14,295,093

      The number of shares and the related earnings per share data for the periods ended June 30, 1996 have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1996.

7) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and pending performance shares will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and 1996 of $.02 and $.01 per share, respectively, and for the six months ended June 30, 1997 and 1996 of $.04 and $.02 per share, respectively. The impact of this Statement on the calculation of fully diluted earnings per share for these quarters and six-month periods is not expected to be material.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended June 30, 1997 and 1996
-----------------------------------------------------------

Net sales for the second quarter of 1997 were $81.0 million, a 13% increase compared to sales of $71.8 million in the second quarter of 1996. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 23% in the second quarter of 1997 compared to the second quarter of 1996, primarily reflecting higher sales volume at Precision. Precision's sales increased at all divisions, with the most significant growth occurring at its Virginia and Tennessee operations.
Also contributing to the increase in sales was Precision's September 1996 acquisition of an automotive sealing business in Kentucky. The increase in sales at Precision's Virginia operation was due to growth of its expanded composite gasket product line. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to the automotive, heavy truck and off-road markets. This increase in revenues occurred despite lower U.S. automotive production rates during the most recent quarter compared to the prior year. Sales at Skeels increased in the second quarter of 1997 compared to the same quarter in 1996.

Sales at the Specialty Chemicals Division, principally car care products, increased 4% in the second quarter compared to the same quarter in 1996. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 9% in the most recent quarter compared to the same quarter in 1996. Sales increased 2% in the U.S. compared to the prior year primarily due to higher export sales to Asian and Latin American distributors and slightly higher sales of the division's product warranty programs. Foreign subsidiary sales increased 5% in the most recent quarter compared to the prior year, despite the continued negative translation effect of the strong U.S. dollar.

The consolidated cost of sales in the second quarter of 1997 increased to 62.0% of sales compared to 60.1% in the second quarter of 1996. The decrease in the consolidated gross margin percentage was due to the change in mix of revenues. Precision generated higher gross profit due to the higher sales volume, but its gross margin as a percentage of sales decreased, primarily due to increased production costs and continued pricing pressures. At the Specialty Chemicals Division, gross profit increased due to the higher sales, and also increased as a percentage of sales due to the increase in foreign sales, which generally have a higher gross margin than sales in the U.S.

Selling, general and administrative (SG&A) expenses in the second quarter of 1997 were $20.9 million (25.8% of sales) compared to $20.0 million (27.8% of sales) for the second quarter of 1996. The increase in SG&A expenses was primarily due to higher expenses at Precision, reflecting the higher sales volumes, and at Corporate,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


reflecting increased executive and incentive compensation costs. SG&A expenses declined at the Specialty Chemicals Division, reflecting reduced spending for advertising and promotional programs and the translation effect of a strong U.S. dollar. As a percentage of sales, SG&A expenses declined at Precision due to the higher revenues and constant monitoring of costs and at the Specialty Chemicals Division due to the lower spending.

Income before taxes based on income increased 15% to $10.3 million in 1997 from $8.9 million in the second quarter of 1996. In the Automotive and Industrial Components Division, Precision's operating profit increased 8% compared to the second quarter of 1996 due to the higher sales. The Specialty Chemicals Division experienced a 25% increase in operating profit in the quarter ended June 30, 1997 due primarily to improved results at its U.S., Australian, Belgium and French-based operations.

The effective tax rate in the second quarter of 1997 was 36.9%, down from the 38.2% rate in the second quarter of 1996. The decrease reflects the anticipated reduction in the 1997 full year rate to 37.2%, which is the same as the 1996 full year rate.

Income from continuing operations increased 18% to $6.5 million in the second quarter of 1997 compared to $5.5 million in the second quarter of 1996 as a result of the increase in pretax income and the lower effective tax rate. Primary income per share in the second quarter of 1997 increased to $.48 from $.39 in 1996 due to the higher income. The number of shares used in the calculation of primary earnings per share decreased 5% in 1997 due primarily to the repurchase in April 1997 of 1.1 million shares of the Company's outstanding stock pursuant to a Dutch Auction self-tender offer. Fully diluted earnings per share from continuing operations increased 23% in 1997 compared to 1996 due to the increased income.


Comparison of the six months ended June 30, 1997 and 1996
---------------------------------------------------------

Net sales for the first half of 1997 increased 11% to $158.9 million from $143.3 million in the same period of last year. Sales were up 20% for the Automotive Components Division compared to the first six months of 1996 due primarily to higher sales at Precision's Virginia and Tennessee operations, and the inclusion of sales from its Kentucky operation which was acquired in September 1996. Sales at Skeels increased in the first half of 1997 compared to the same period last year. Sales for the Specialty Chemicals Division increased 3% in the first six months of 1997 compared to the same period in 1996 due primarily to higher sales in the U.S., Australia, Belgium, Canada and Mexico. Excluding the effect of foreign exchange rate fluctuations, total sales of this Division would have increased 8% in the first six months of 1997 compared to the same period in 1996.

Interest income increased $.6 million during the first six months of 1997 compared to the same period in 1996 due to higher average cash and cash equivalent balances on deposit.

Total cost of sales for the first half of 1997 was 61.6% of sales compared to 59.8% in the first half of 1996. The Specialty Chemicals Division generated slightly higher gross margins, but Precision experienced reduced gross margins. The increase in gross margin percentage at the Specialty Chemicals Division was the result of a change in sales mix. Precision's gross margin declined due primarily to higher production costs and general price pressures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Selling, general and administrative expenses increased slightly to $41.7 million for the first six months of 1997 from $41.4 million for the same period in 1996. The increase primarily reflects higher spending levels at Precision due to the higher revenues, partially offset by a decline in expenses at the Specialty Chemicals Division due to a change in revenue mix, reduced advertising and promotional programs, and the translation effect of a strong U.S. dollar. Operating expenses at Corporate for the first six months of 1997 were slightly below 1996 levels for the comparable period.

Income before taxes based on income increased to $20.4 million from $16.6 million in the first half of 1996. The Specialty Chemicals Division had a 27% increase in operating profit compared to the first half of last year primarily due to improved results at its U.S., Australian, Belgium and French operations. In the Automotive Components Division, both Precision's and Skeels' operating profit increased compared to the first half of 1996 as a result of higher sales.

Income from continuing operations increased 25% to $12.8 million in the first half of 1997 from $10.3 million in the same period in 1996 due to the growth in income before taxes and a decrease in the effective tax rate to 37.2% from 38.1% in the six months ended June 30, 1996. The decrease in the effective tax rate is due to the expected higher level of profitability in the U.S., which has a lower corporate income tax rate than many of the international jurisdictions in which the Company operates.

Primary earnings per share rose 28% to $.92 in the first half of 1997 compared to $.72 in the same period in 1996. The increase in primary earnings per share is attributable to the increase in income and a 2% decrease in the number of shares used in the calculation of primary earnings per share for the reason explained in the analysis of the second quarter. Fully diluted earnings per share increased in 1997 compared to 1996 due to the higher income.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning business which was formerly part of the Automotive and Industrial Components Division. The results of operations for WCS have been classified on the statements of income as discontinued operations. Income from discontinued operations of $319,000 in the second quarter of 1997 was attributable to adjustments to certain estimated reserves arising from the May 1996 sale. At June 30, 1997, the remaining net reserves arising from the sale of WCS' assets were not significant. Revenues from discontinued operations for the period January 1, 1996 to May 23, 1996 were $20,353,000.


FINANCIAL CONDITION
-------------------

Working capital at the end of the second quarter was $71.0 million compared to $89.6 million at December 31, 1996. The current ratio at the end of the second quarter of 1997 was 2.07 to 1 compared to 2.39 to 1 at December 31, 1996. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


On March 26, 1997, the Company commenced a Dutch Auction self-tender offer (the "Tender Offer") to purchase for cash up to 1,100,000 shares of its issued and outstanding Common Stock. Pursuant to the Tender Offer, which terminated on April 22, 1997, the Company purchased 1,100,000 shares of its Common Stock at a purchase price of $24.25 per share. The aggregate cost to the Company of the Tender Offer, including expenses, was approximately $27 million, which was funded from cash and cash equivalents. The shares purchased in the Tender Offer were treated as treasury shares and the aggregate cost has been reported as a reduction in the equity of the Company as the cost of treasury shares.

Cash and cash equivalents were $26.9 million at June 30, 1997 compared to $53.3 million at December 31, 1996. The decrease in cash and cash equivalents was primarily due to the funding of the Tender Offer to repurchase 1.1 million shares of the Company's common stock for approximately $27 million.

Accounts receivable increased $8.6 million to $56.9 million at June 30, 1997 from $48.3 million at December 31, 1996. This increase was primarily due to the higher sales at Precision and the Specialty Chemicals Division. Inventories were $30.9 million at the end of the second quarter, unchanged from the $30.9 million at December 31, 1996. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, but declined at Precision.

During the six months ended June 30, 1997, the Company purchased $6.0 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that capital expenditures will be approximately $11 million in 1997.

Stockholders' equity at June 30, 1997 was $116.4 million or $9.08 per share compared to $133.0 million or $9.72 per share at December 31, 1996. The decrease of $16.6 million is attributable to net income of $13.1 million, $1.8 million from the exercise of stock options and the amortization of unearned compensation, reduced by repurchases of the Company's common stock for $27.7 million, a $1.7 million decrease in the foreign currency translation account and $2.1 million of dividends declared.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: the anticipated level of capital expenditures; the sufficiency of working capital; and the sales growth of the composite gasket product line.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; continued pricing pressure in the U.S. automotive industry; the impact of competitive products on the composite gasket product line; the Company's ultimate liability for environmental matters; and general economic conditions, especially in North America and Western Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


The Company's actual results thus may differ materially from the expected results expressed or implied by the forward-looking statements.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION



Item 1 - Legal Proceedings


On May 15, 1997, the United States Environmental Protection Agency ("EPA") issued Special Notice letters to 19 companies and entities, including Wynn Oil Company, with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley, California Superfund Sites. The Special Notice letters initiated an administrative process in which the recipients have 60 days to submit a good faith offer to undertake the requested work and another 60 days to reach agreement with the EPA as to the terms of a consent decree.

In early June 1997, pursuant to a newly developed test method, perchlorates were detected in certain groundwater wells in the BPOU. Perchlorates are ions of ammonium perchlorate or potassium perchlorate, which are most commonly associated with the manufacturing of solid rocket fuel, fireworks and explosives. Perchlorate is not known to be carcinogenic, but it has been linked to thyroid problems. It is unclear whether any present treatment technology can practicably remove perchlorate to the State provisional action level of 18 parts per billion.

On June 19, 1997, a representative of the BPOU Steering Committee wrote to EPA Region IX requesting a 60-day extension to provide a good faith offer pursuant to the Special Notice process. The letter raised the issue whether the EPA's Record of Decision, as currently written, could be implemented in light of the perchlorate issue. On June 30, 1997, the EPA wrote to the BPOU Steering Committee agreeing to extend the deadline for submission of a good faith offer to August 29, 1997.

In late July 1997, a lawsuit was filed by approximately 100 persons against five water producers in the San Gabriel Valley and the 19 companies and entities, including Wynn Oil Company, which received the May 15, 1997 Special Notice letters from the EPA with respect to the BPOU. The lawsuit alleges that the plaintiffs received contaminated drinking water and suffered adverse health effects as a consequence thereof. The plaintiffs are seeking unspecified compensatory damages, punitive damages and injunctive relief. The Company intends to respond to the lawsuit after receipt of service of process.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Stockholders on May 7, 1997. At such meeting, the stockholders approved the following matters:

     1.  The election of three directors for three-year terms ending in 2000;

     2. The approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 40,000,000;

     3. The approval of an amendment to the Company's Stock-Based Incentive Award Plan to increase the number of shares available for grant from 1,096,875 shares to 1,246,875 shares;

     4. The approval of an amendment to the Company's Stock-Based Incentive Award Plan to limit the number of shares which may be covered by stock options and stock appreciation rights that are granted to an individual during any calendar year; and

     5. The approval of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

The number of votes cast for or withheld and the number of abstentions as to each matter voted upon at the meeting are as follows:

         Item                       For          Withheld
         ----                       ---          --------
Election of Directors:

Wesley E. Bellwood              13,130,971         34,194
John D. Borie                   13,092,496         72,669
James D. Woods                  13,142,211         22,954

         Item                       For          Withheld      Abstained
         ----                       ---          --------      ---------
Amend Certificate
of Incorporation                12,817,275        326,989        11,901

Increase Option Shares
Available for Grant             11,666,887      1,474,515        23,763

Limit Individual Grants
Under Option Plan               12,901,566        242,252        21,347

Appointment of Ernst
& Young LLP                     13,096,297         65,149         3,719

                          WYNN'S INTERNATIONAL, INC.

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







                                             WYNN'S INTERNATIONAL, INC.
                                    -------------------------------------------
                                                    (Registrant)






Date     August 7, 1997                         James Carroll
     ----------------------        -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date     August 7, 1997                       Seymour A. Schlosser
     ----------------------        -------------------------------------------
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