Form 10-Q
period 1997-09-30
WYNNS INTERNATIONAL INC
filed 1997-10-31
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1997

                                         or

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


At October 30, 1997, Registrant had 12,825,053 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1997 (unaudited) and
              December 31, 1996                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Nine Months Ended
              September 30, 1997 and 1996                                 3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1997 and 1996                                 4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-11

Part II - Other Information

       Item 6 - Exhibits and Reports on Form 8-K                          12

Signatures                                                                13


                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                     September 30
                                                         1997       December 31
                                                     (unaudited)       1996
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 34,823       $ 53,304
  Accounts receivable, less $1,096 allowance for
    doubtful accounts ($870 at December 31, 1996)       58,044         48,347
  Inventories:
    Finished goods                                      18,423         19,789
    Raw materials and work in process                   11,652         11,151
                                                      --------       --------
                                                        30,075         30,940
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,177 at
    September 30, 1997 and $12,025 at
    December 31, 1996)                                  22,933         21,411
                                                      --------       --------
      Total current assets                             145,875        154,002

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             48,392         44,719
Other assets                                             6,092          6,384
                                                      --------       --------
                                                      $200,359       $205,105
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $     58       $    -
  Accounts payable                                      20,216         18,137
  Taxes based on income                                  4,052          3,676
  Accrued liabilities                                   47,617         42,531
  Long-term debt due within one year                       -               69
                                                      --------       --------
      Total current liabilities                         71,943         64,413

Deferred taxes based on income                           7,275          7,740

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $1 par value;
    40,000,000 shares authorized, 14,573,804
    shares issued (14,546,540 at December 31, 1996)     14,574         14,547
  Capital in excess of par value                         8,056         10,377
  Retained earnings                                    131,806        115,418
  Equity adjustment from foreign currency
    translation                                         (4,154)        (1,985)
  Unearned compensation                                   (113)          (139)
  Common stock held in treasury 1,748,751 shares,
    at cost (869,962 at December 31, 1996)             (29,028)        (5,266)
                                                      --------       --------
      Total stockholders' equity                       121,141        132,952
                                                      --------       --------
                                                      $200,359       $205,105
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                   -------------------     -------------------
                                     1997       1996         1997       1996
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 79,356   $ 70,611     $238,283   $213,900
  Interest income                       447        538        1,571      1,112
                                   --------   --------     --------   --------
                                     79,803     71,149      239,854    215,012
                                   --------   --------     --------   --------
Cost and expenses:
  Cost of sales                      49,844     42,877      147,723    128,627
  Selling, general & admin-
    istrative                        19,675     19,580       61,348     61,027
  Interest expense                       68         60          183        165
                                   --------   --------     --------   --------
                                     69,587     62,517      209,254    189,819
                                   --------   --------     --------   --------

Income from continuing operations
  before taxes based on income       10,216      8,632       30,600     25,193
Provision for taxes based on
    income                            3,800      3,213       11,383      9,523
                                   --------   --------     --------   --------

Income from continuing operations     6,416      5,419       19,217     15,670
                                   --------   --------     --------   --------

Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes of $39                        -          -            -           71
  Income (loss) on disposal of
    discontinued operations, net
    of income taxes (benefits)
    of $520, $159 and $(4,882)          -          180          319     (1,360)
                                   --------   --------     --------   --------
Net income                         $  6,416   $  5,599     $ 19,536   $ 14,381
                                   ========   ========     ========   ========

Income per share of common stock:
  Primary:
    Continuing operations              $.48       $.38        $1.40      $1.10
    Discontinued operations:
      From operations                   -          -            -          .01
      Income (loss) on disposal         -          .01          .02       (.10)
                                   --------   --------     --------   --------
    Total                              $.48       $.39        $1.42      $1.01
                                   ========   ========     ========   ========

  Fully diluted:
    Continuing operations              $.48       $.38        $1.39      $1.10
    Discontinued operations:
      From operations                   -          -            -          .01
      Income (loss) on disposal         -          .01          .02       (.10)
                                   --------   --------     --------   --------
    Total                              $.48       $.39        $1.41      $1.01
                                   ========   ========     ========   ========

Cash dividend per common share         $.08     $.0667         $.24       $.20
                                   ========   ========     ========   ========

See accompanying notes
                                      3

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Nine Months Ended
                                                           September 30
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
  Income from continuing operations                  $ 19,217       $ 15,670
  Adjustments:
    Depreciation and amortization                       5,990          5,160
    Provision for uncollectible accounts                  344            236
    Amortization of stock compensation                    145            305
    Gain on sale of property, plant & equipment           (22)            (3)
    Benefit for deferred income taxes                    (512)        (2,648)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                       (10,041)        (5,054)
      Inventories                                         865            953
      Prepaid expenses and other current assets        (1,624)        (2,413)
      Other assets                                        (69)           (15)
      Accounts payable                                  2,079         (1,433)
      Product warranty program reserves                 1,021          2,185
      Taxes based on income                               355            (80)
      Accrued liabilities                               4,981          3,663
                                                     --------       --------
        Net cash provided by continuing operations     22,729         16,526
                                                     --------       --------

  Income from discontinued operations                     -               71
  Income (loss) on disposal of discontinued
    operations                                            319         (1,360)
  Net items providing cash from discontinued
    operations                                            -              371
                                                     --------       --------
      Net cash provided by (used in) discontinued
        operations                                        319           (918)
                                                     --------       --------
Net cash provided by all operating activities          23,048         15,608
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (9,641)        (6,759)
  Proceeds from sale of property, plant & equipment        86             53
  Acquisition of business                                 -           (8,805)
  Net proceeds from disposition of net assets of
    discontinued operations                               254         21,439
  Other - net                                               8             (2)
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                       (9,293)         5,926
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                   58            -
  Payments of long-term debt                              (69)           (73)
  Dividends paid                                       (4,064)        (3,516)
  Proceeds from exercise of stock options               1,881          1,476
  Purchase of treasury stock                          (28,056)        (1,767)
                                                     --------       --------
    Net cash used in financing activities             (30,250)        (3,880)
                                                     --------       --------

Effect of exchange rate changes                        (1,986)          (703)
                                                     --------       --------
Net increase (decrease) in cash and cash
  equivalents                                         (18,481)        16,951
                                                     --------       --------

Cash and cash equivalents at beginning of year         53,304         23,127
                                                     --------       --------
Cash and cash equivalents at September 30            $ 34,823       $ 40,078
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 AND 1996



1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1996 Annual Report to Stockholders.

2) The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results of operations for the year ending December 31, 1997. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

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

4) On March 26, 1997, the Company commenced a Dutch Auction self-tender offer (the "Tender Offer") to purchase for cash up to 1,100,000 shares, or approximately 8.0%, of its issued and outstanding Common Stock at a purchase price of not greater than $25.00 per share nor less than $22.00 per share. Pursuant to the Tender Offer, which terminated on April 22, 1997, the Company purchased 1,100,000 shares of its Common Stock at a purchase price of $24.25 per share. The aggregate cost to the Company of the Tender Offer, including expenses, was approximately $27 million. In the quarter ended June 30, 1997, the shares repurchased were treated as treasury shares and the purchase price and related expenses have been reported as a reduction in the equity of the Company as the cost of treasury shares.

5)    Cash payments for interest and income taxes are as follows:

                                            Nine Months
                                         Ended September 30
                                      --------------------------
                                         1997           1996
                                      -----------    -----------
      Interest                        $    88,000    $    83,000
      Income taxes                     11,699,000      7,408,000

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 1997 AND 1996



6) The number of shares used in the calculation of primary and fully diluted earnings per share information is as follows:

                              Three Months                 Nine Months
                           Ended September 30           Ended September 30
                        ------------------------     ------------------------
                           1997          1996           1997          1996
                        ----------    ----------     ----------    ----------
      Primary           13,348,439    14,213,718     13,766,626    14,223,957
      Fully diluted     13,368,776    14,235,959     13,832,862    14,275,380

      The number of shares and the related earnings per share data for the periods ended September 30, 1996 have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1996.

7) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and pending performance shares will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and 1996 of $.02 and $.02 per share, respectively, and for the nine months ended September 30, 1997 and 1996 of $.06 and $.05 per share, respectively. The impact of this Statement on the calculation of fully diluted earnings per share for these quarters and nine-month periods is not expected to be material.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended September 30, 1997 and 1996
----------------------------------------------------------------

Net sales for the third quarter of 1997 were $79.4 million, a 12% increase compared to sales of $70.6 million in the third quarter of 1996. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 20% in the third quarter of 1997 compared to the third quarter of 1996, primarily reflecting higher sales volume at Precision. Precision's sales increased at all divisions, with the most significant growth occurring at its Virginia and Tennessee operations. Also contributing to the increase in sales was Precision's September 1996 acquisition of an automotive sealing business in Kentucky. The increase in sales at Precision's Virginia operation was due to growth of its expanded composite gasket product line. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to the automotive, heavy truck and off-road markets. This increase in revenues occurred despite lower U.S. automotive production rates during the most recent quarter compared to the prior year. Sales at Skeels were approximately the same in the third quarter of 1997 compared to the same quarter in 1996.

Sales at the Specialty Chemicals Division, principally car care products, increased 5% in the third quarter compared to the same quarter in 1996. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 12% in the most recent quarter compared to the same quarter in 1996. Sales increased 12% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs and higher export sales to Latin American distributors. Foreign subsidiary sales decreased 1% in the most recent quarter compared to the prior year due to the continued negative translation effect of the strong U.S. dollar.

The consolidated cost of sales in the third quarter of 1997 increased to 62.8% of sales compared to 60.7% in the third quarter of 1996. The decrease in the consolidated gross margin percentage was due to the change in mix of revenues. Precision generated higher gross profit due to the higher sales volume, but its gross margin as a percentage of sales decreased. The decrease was due to additional sales of its lower margin plastics products, partially offset by improved margins in the Tennessee operations. At the Specialty Chemicals Division, gross profit increased due to the higher sales, but declined as a percentage of sales due to the increase in sales in the U.S., which generally have a lower gross margin than this Division's foreign subsidiary sales.

Selling, general and administrative (SG&A) expenses in the third quarter of 1997 were $19.7 million (24.8% of sales) compared to $19.6 million (27.7% of sales) for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


the third quarter of 1996. The small increase in SG&A expenses was primarily due to higher expenses at Precision, reflecting the higher sales volumes, partially offset by a decline in expenses at the Specialty Chemicals
Division. The decline was due to the translation effect of a strong U.S. dollar and accruals for foreign relocation and severance costs in the prior year's comparable quarter. As a percentage of sales, SG&A expenses declined at Precision due to the higher revenues and constant monitoring of costs and at the Specialty Chemicals Division due to the lower spending. Operating expenses at Corporate increased in the third quarter of 1997 compared to the third quarter of 1996, reflecting increased executive and incentive compensation costs.

Income before taxes based on income increased 18% to $10.2 million in 1997 from $8.6 million in the third quarter of 1996. In the Automotive and Industrial Components Division, Precision's operating profit increased 20% compared to the third quarter of 1996 due to the higher sales. The Specialty Chemicals Division experienced an 18% increase in operating profit in the quarter ended September 30, 1997 due primarily to improved results in its North American operations, especially in the U.S.

The effective tax rate in the third quarter of 1997 was 37.2%, unchanged from the tax rate in the third quarter of 1996.

Income from continuing operations increased 18% to $6.4 million in the third quarter of 1997 compared to $5.4 million in the third quarter of 1996 as a result of the increase in pretax income. Primary income per share in the third quarter of 1997 increased to $.48 from $.38 in 1996, a 26% increase, due to the higher income and fewer shares outstanding. The number of shares used in the calculation of primary earnings per share decreased 6% in 1997 due primarily to the repurchase in April 1997 of 1.1 million shares of the Company's outstanding stock pursuant to a Dutch Auction self-tender offer. Fully diluted earnings per share from continuing operations also increased 26% in 1997 compared to 1996 for the same reasons as the increase in primary earnings per share.


Comparison of the nine months ended September 30, 1997 and 1996
---------------------------------------------------------------

Net sales for the nine months ended September 30, 1997 increased 11% to $238.3 million from $213.9 million in the same period of last year. Sales were up 20% for the Automotive Components Division compared to the first nine months of 1996 due primarily to higher sales at Precision's Virginia and Tennessee operations, and the inclusion of sales from its Kentucky operation which was acquired in September 1996. Sales at Skeels increased in the first nine months of 1997 compared to the same period last year. Sales for the Specialty Chemicals Division increased 3% in the first nine months of 1997 compared to the same period in 1996 due primarily to higher sales in the U.S. Excluding the effect of foreign exchange rate fluctua-tions, total sales of this Division would have increased 9% in the first nine months of 1997 compared to the same period in 1996.

Interest income increased $.5 million during the first nine months of 1997 compared to the same period in 1996 due to higher average cash and cash equivalent balances on deposit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Total cost of sales for the first nine months of 1997 was 62.0% of sales compared to 60.1% in the first nine months of 1996. Both the Specialty Chemicals Division and Precision generated higher gross profit due to the higher sales volume, but gross margins declined as a percentage of sales. The decrease in gross margin percentage at the Specialty Chemicals Division was the result of a change in sales mix. Precision's gross margin declined due to higher sales of its lower margin plastics products and general price pressures.

Selling, general and administrative expenses increased slightly to $61.3 million for the first nine months of 1997 from $61.0 million for the same period in 1996. The increase primarily reflects higher spending levels at Precision due to the higher revenues, partially offset by a decline in expenses at the Specialty Chemicals Division due to a change in revenue mix and the translation effect of a strong U.S. dollar. Operating expenses at Corporate for the first nine months of 1997 were slightly above 1996 levels for the comparable period.

Income before taxes based on income increased to $30.6 million from $25.2 million in the first nine months of 1996. The Specialty Chemicals Division had a 24% increase in operating profit compared to the first nine months of last year primarily due to the reasons stated in the analysis of the third quarter. In the Automotive Components Division, both Precision's and Skeels' operating profit increased compared to the first nine months of 1996 as a result of higher sales.

Income from continuing operations increased 23% to $19.2 million in the first nine months of 1997 from $15.7 million in the same period in 1996 due to the growth in income before taxes and a decrease in the effective tax rate to 37.2% from 37.8% in the nine months ended September 30, 1996. The decrease in the effective tax rate reflects the anticipated 1997 full year rate of 37.2%, which is the same as the 1996 full year rate.

Primary earnings per share rose 27% to $1.40 in the first nine months of 1997 compared to $1.10 in the same period in 1996. The increase in primary earnings per share is attributable to the increase in income and a 3% decrease in the number of shares used in the calculation of primary earnings per share for the reason explained in the analysis of the third quarter. Fully diluted earnings per share increased in 1997 compared to 1996 due to the higher income and fewer shares outstanding.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning business which was formerly part of the Automotive and Industrial Components Division. The results of operations for WCS have been classified on the statements of income as discontinued operations. Income from discontinued operations of $319,000 in the first nine months of 1997 was attributable to adjustments to certain estimated reserves arising from the May 1996 sale. At September 30, 1997, the remaining net reserves arising from the sale of WCS' assets were not significant. Revenues from discontinued operations for the period January 1, 1996 to May 23, 1996 were $20,353,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


FINANCIAL CONDITION
-------------------

Working capital at September 30, 1997 was $73.9 million compared to $89.6 million at December 31, 1996. The current ratio at September 30, 1997 was
2.03 to 1 compared to 2.39 to 1 at December 31, 1996. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

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

Cash and cash equivalents were $34.8 million at September 30, 1997 compared to $53.3 million at December 31, 1996. The decrease in cash and cash equivalents was primarily due to the funding of the Tender Offer to repurchase 1.1 million shares of the Company's common stock for approximately $27 million.

Accounts receivable increased $9.7 million to $58.0 million at September 30, 1997 from $48.3 million at December 31, 1996. This increase was primarily due to the higher sales at Precision and the Specialty Chemicals Division. Inventories decreased $.9 million to $30.1 million at the end of the third quarter of this year compared to the $30.9 million at December 31, 1996. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, but declined at Precision.

During the nine months ended September 30, 1997, the Company purchased
$9.6 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that capital expenditures will be approximately $11 to $12 million in 1997.

Stockholders' equity at September 30, 1997 was $121.1 million or $9.45 per share compared to $133.0 million or $9.72 per share at December 31, 1996. The decrease of $11.8 million is attributable to net income of $19.5 million, $2.0 million from the exercise of stock options and the amortization of unearned compensation, reduced by repurchases of the Company's common stock for $28.0 million, a $2.2 million decrease in the foreign currency translation account and $3.1 million of dividends declared.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: the anticipated level of capital expenditures and the sufficiency of working capital.

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







                                            WYNN'S INTERNATIONAL, INC.
                                   -------------------------------------------

                                                   (Registrant)






Date     October 31, 1997                       James Carroll
     ------------------------      -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date     October 31, 1997                     Seymour A. Schlosser
     ------------------------      -------------------------------------------
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