Form 10-K405
period 1997-12-31
WYNNS INTERNATIONAL INC
filed 1998-03-26
CIK 108721

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    ____________


                                     FORM 10-K

(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to __________________________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The aggregate market value of voting stock held by non-affiliates of the Registrant was $442,634,693 as of March 12, 1998. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

   On March 12, 1998, Registrant had 19,301,381 shares of Common Stock outstanding.

   Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1997. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998.

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

      The Company markets its O-rings and other molded polymer products under the trade name "Wynn's-Precision." The Company markets its specialty chemical products and automotive service equipment under various trademarks, including WYNN'S-Registered Trademark-, FRICTION PROOFING-Registered Trademark-, X-TEND-Registered Trademark-, SPIT FIRE-Registered Trademark-, CHARGE-Registered Trademark-, DU-ALL-Registered Trademark-,
TRANSERVE-Registered Trademark-, POWERFLUSH-TM- and WYNN'S PRODUCT WARRANTY-Registered Trademark-.

      The Company's executive offices are located at 500 North State College Boulevard, Suite 700, Orange, California 92868. Its telephone number is (714) 938-3700. The terms "Wynn's International, Inc.," "Wynn's," "Company" and "Registrant" as used in this report refer to Wynn's International, Inc. and its subsidiaries unless the context indicates otherwise.

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

      The Company's operations are conducted in two industry segments:
Automotive and Industrial Components, and Specialty Chemicals. Financial information relating to the Company's business segments for the five years ended December 31, 1997 is incorporated by reference from Note 13 of "Notes to Consolidated Financial Statements" on pages 33 through 35 of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report").

                        AUTOMOTIVE AND INDUSTRIAL COMPONENTS

      The Automotive and Industrial Components Division consists of Wynn's-Precision, Inc. ("Precision"), and Robert Skeels & Company ("Skeels"). The Automotive and Industrial Components Division also included Wynn's Climate Systems prior to the sale of its principal operating assets in May 1996. During 1997, sales from continuing operations of the Automotive and Industrial Components Division were $168,266,000, or 52% of the Company's total net sales, as compared with $140,513,000 and 49% in 1996. The operating profit from continuing operations of the division in 1997 was $26,408,000, or 58% of the Company's total operating profit, as compared with $23,124,000 and 60% in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 17 through 21 and 33 through 35, respectively, of the 1997 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on page 6 below.

                             WYNN'S-PRECISION, INC.
(O-RINGS, SEALS AND OTHER MOLDED ELASTOMERIC AND THERMOPLASTIC POLYMER PRODUCTS)

PRODUCTS

      Precision and its affiliated companies design, manufacture and market a variety of static and dynamic sealing products. Precision's principal products are O-rings, composite gaskets and seals, engineered seals, and convoluted boots, bellows and seals that are reinforced with plastic, metal and fabric. These products are made from elastomeric and thermoplastic polymers. The products are used for a variety of sealing applications that include engines, transmissions, steering pumps and assemblies, fuel handling, suspension/brake systems, refrigeration and electronics. Precision's primary customers are manufacturers of automobiles, trucks, off-highway vehicles, fluid handling equipment, aircraft/aerospace components, and the military.

DISTRIBUTION

      Precision sells its products primarily through a direct sales force to original equipment manufacturer ("OEM") customers. Precision also markets its products throughout the United States through independent distributors and through Company-operated regional service centers located in California, Illinois, Indiana, Kansas, Michigan, Minnesota, New York, North Carolina, Ohio, Texas and Wisconsin. Precision's Canadian operation distributes products principally through a direct sales force to OEM customers, through independent distributors and through Precision-operated service centers in Canada and England.

PRODUCTION

      Precision's manufacturing facilities are located in Arizona, Kentucky, Tennessee, Texas, Virginia and Ontario, Canada. Precision's administrative headquarters are located at the site of its main manufacturing facility in Lebanon, Tennessee. Also located in Lebanon, Tennessee are Precision's own tool production facility and a facility dedicated exclusively to injection molding. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1997, Precision continued to invest in new production equipment, which expanded production capacity primarily at Precision's Lebanon, Tennessee and Virginia facilities. In 1996, Precision purchased from Lawson Mardon Wheaton Inc. the operating assets of its automotive plastics business located in Springfield, Kentucky. As a result of the transaction, Precision acquired a 76,375 square foot manufacturing facility and equipment dedicated to injection molding, injection blow molding and extrusion blow molding.

      The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous suppliers in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1997 and are expected to continue to be available in 1998.

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


                                SPECIALTY CHEMICALS

      The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1997, net sales at Wynn Oil were $152,687,000, or 48% of the Company's total net sales, as compared to $148,018,000 and 51% for 1996. The operating profit of the division during 1997 was $19,490,000, or 42% of the Company's total operating profit, compared with $15,627,000 and 40% for 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business Segment and Geographical Information" on pages 17 through 21 and 33 through 35, respectively, of the 1997 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on page 6 below.

PRODUCTS

      Wynn Oil develops, manufactures and markets a wide variety of specialty chemical car care and industrial products and related service programs. These products include professional chemical products, programs and equipment for automobile service technicians and automobile chemical products for consumers. Wynn Oil's premium product line is the Wynn's Product Warranty program. Wynn Oil also sells chemical products for metalworking and machining operations.

      Wynn Oil formulates its products to provide preventive or corrective maintenance for various parts of an automobile, including the engine, transmission, steering system, fuel system, differential, cooling system and certain other parts. Wynn Oil also manufactures equipment designed to work with Wynn Oil chemical products to assist automobile service technicians with routine tasks, such as flushing cooling and transmission systems. For example, the patented DU-ALL machine is a portable machine used with Wynn's chemicals to flush and refill antifreeze in a vehicle and to recycle the used antifreeze.
The DU-ALL system has been approved by General Motors, Ford, Chrysler and Hyundai. The TRANSERVE and TRANSERVE II automatic transmission flush systems are portable machines used with Wynn Oil chemicals to flush, refill and treat the transmission fluid in a vehicle.

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

      Wynn Oil also markets the Wynn's Product Warranty program. The Wynn's Product Warranty program consists of kits of a premium line of automotive treatment products that are accompanied by a special product warranty. The kits are typically sold through car dealers to purchasers of used automobiles and light trucks. The kits contain proprietary treatment products that have been specially formulated to help prevent damage to various internally lubricated parts and systems of the automobile. The products include an engine oil treatment, a fuel system conditioner, a transmission fluid treatment, a power steering supplement, a differential treatment, a cooling system conditioner and an air conditioning system treatment. The product warranty accompanying the products states, in effect, that if the vehicle owner (i) treats the vehicle as directed, (ii) specified components of the vehicle are damaged during the warranty period, and (iii) the damage is the type of damage that the products are designed to help prevent, then Wynn Oil will provide reimbursement for the damage, up to the limits of liability and subject to certain conditions and exceptions. The items reimbursed include the costs of certain parts and labor and, in some instances, the costs of towing and a rental car. See
"Other Factors Affecting the Business" on page 6 below.

DISTRIBUTION

      Wynn Oil's car care products are sold in the United States and in approximately 100 foreign countries. See "Foreign Operations" on page 12 below.

      Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products primarily through independent distributors and sales representatives. Wynn Oil also uses internal sales management to sell and distribute its products. In addition, Wynn Oil distributes the Wynn's Product Warranty program through new and used car dealers and a few auto auctions. Wynn Oil also markets the Wynn's Product Warranty program in the United States and Canada through cooperative arrangements with national and regional automobile finance companies. In recent years, these automobile finance companies have played an increasing role in the marketing of the Wynn's Product Warranty program. No assurance can be given that such finance companies will continue to market the Wynn's Product Warranty program. Foreign sales of Wynn Oil products are made principally through wholly-owned subsidiaries, which sell primarily through independent distributors, warehouse distributors or manufacturers' representative organizations, with a direct sales force in France and the Netherlands. Wynn Oil also engages in direct export sales from the U.S. to independent distributors in Asia and Latin America, and from Belgium to independent distributors in certain European countries, North Africa, the Middle East and the former republics of the USSR. See "Other Factors Affecting the Business" on page 6 below.

PRODUCTION

      Wynn Oil has manufacturing facilities in California and Belgium. Other foreign subsidiaries either purchase products directly from the manufacturing facilities in the United States and/or Belgium or have the products manufactured locally by outside contract suppliers according to Wynn Oil's specifications and formulae. Wynn Oil periodically reviews its production and sourcing locations in light of fluctuating foreign currency rates.

      Wynn Oil uses a large number of chemicals to produce its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1997 and is expected to continue to be available for the foreseeable future.

                        OTHER FACTORS AFFECTING THE BUSINESS

COMPETITION

      All phases of the Company's business have been and remain highly competitive. The Company's products and services compete with those of numerous companies, some of which have financial resources greater than those of the Company. Sales by the Automotive and Industrial Components Division are in part related to the sales of vehicles by its vehicle manufacturer (also known as "OEM") customers.

      Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to price changes. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1997, Precision invested approximately $9.8 million in new production equipment and facilities, which expanded its production capacity primarily at its Lebanon, Tennessee and Virginia facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the 1997 Annual Report, which is hereby incorporated by reference. Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor.

      Competition with respect to Wynn Oil's specialty chemical and equipment products consists principally of other automotive aftermarket chemical, service equipment and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers and car manufacturers market private label brands of specialty chemical products. Wynn Oil's DU-ALL antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have received OEM approval. Similarly, Wynn Oil's TRANSERVE transmission fluid flush and fill equipment and chemicals compete against other transmission flush equipment. The Wynn's Product Warranty program competes with programs offered by other companies that feature lubricant kits backed by product warranties. The Wynn's Product Warranty program also competes with service contract and extended warranty programs offered by service contract providers and insurance companies. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

      Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

      Sales to General Motors constituted approximately 10.1% of the total net sales of the Company in 1997. No other customer represented more than 10% of total net sales of the Company in 1997.

GOVERNMENT REGULATIONS

      The number of governmental rules and regulations affecting the Company's business and products continues to increase.

      Wynn Oil markets the Wynn's Product Warranty program in approximately forty-four states in the U.S. and also in Canada. Questions have been raised by certain state and Canadian provincial regulators as to whether the product warranty that accompanies the kit is in the nature of insurance or a regulated service contract. Wynn Oil attempts to resolve these questions to the satisfaction of each such regulator. On occasion, it has elected not to sell the Wynn's Product Warranty program in certain jurisdictions. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty in the United States or other countries in the future. Over the past few years, sales of the Wynn's Product Warranty program have become an increasingly important element of Wynn Oil's domestic business.

ENVIRONMENTAL MATTERS

       The Company is involved in certain environmental proceedings and potential proceedings principally arising out of the past or present use of various substances which have been or may be deemed to be hazardous. At December 31, 1997, the Company had recorded consolidated accrued reserves of approximately $9.2 million relating to environmental matters. In establishing such reserves, the Company evaluates the nature and extent of the underlying contamination to the extent known for each matter, the estimated cost of the likely remedy, the number and financial strength of other potentially responsible parties, and the evidence against the various potentially responsible parties. During this evaluation process, the Company makes its best estimate of its likely exposure with respect to each matter based on information known to the Company at that time. Such estimates may involve a range of exposures for each matter. The Company provides aggregate reserves for no less than the minimum amount of the aggregate range of outcomes established by the Company.

       The Company lacks sufficient information at this time to provide an estimate of its "reasonably possible" (as such term is defined in Statement of Financial Accounting Standard No. 5) potential liability from all environmental matters. In establishing reserves for environmental matters, the Company assumes that it has appropriately evaluated key factors, such as expected remedy costs, the likely degree of responsibility and ability to pay of other potentially responsible parties, and the Company's probable allocable share. It is reasonably possible that regulatory or technical developments or subsequently developed information could cause the Company to reevaluate its present range of outcomes and to record additional liabilities for existing environmental matters. However, based upon information presently known to the Company, the Company believes that any such additional liabilities should not materially affect the Company's consolidated financial position, annual results of operations or cash flow. See Note 10 of "Notes to Consolidated Financial Statements" on page 31 of the 1997 Annual Report, which is hereby incorporated by reference.

      All potentially significant environmental matters presently known to the Company are described below.

          (a) In July 1990, Wynn Oil received a general notice letter from the United States Environmental Protection Agency (the "EPA") stating that it may be a potentially responsible party ("PRP") with respect to the San Gabriel Valley, California Superfund Sites regional groundwater problem.
     In March 1994, the EPA issued its Record of Decision ("ROD") with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. Wynn Oil's Azusa facility (the "Azusa Facility") is located within the BPOU. In the ROD, the EPA selected an interim remedial action to treat the contaminated groundwater (the "Interim Remedial Action") for the BPOU that is estimated to cost $47 million in capital and non-recurring costs and $4 million to $5 million in annual operating costs.

          Wynn Oil has joined the BPOU Steering Committee (the "Steering Committee") which is working toward the development of a "Consensus Plan." In general, the Consensus Plan is a cooperative effort among the Steering Committee members, certain water supply entities and the Federal Bureau of Reclamation to integrate the Interim Remedial Action with a water supply project. Under this approach, federal funding would be available for 25% of the project's capital costs, and revenues from the sale of the treated water would help defray the project's annual operating costs. If agreement is reached among these entities, the Steering Committee's costs of implementing the Interim Remedial Action reportedly could be reduced substantially. This conclusion is based on the assumption that the Steering Committee members would pay minimal past costs of the EPA and that the treated water would not be subject to supplemental nitrate removal. However, no assurance can be given that such assumptions will prove to be correct or that the Consensus Plan will be implemented. In furtherance of the Consensus Plan, the Steering Committee has already funded certain pre-design costs and other costs on an interim basis subject to reallocation among all of the PRPs which ultimately share the costs of implementing the Interim Remedial Action.

          On May 15, 1997, the EPA issued Special Notice letters to nineteen companies and entities, including Wynn Oil, with respect to the BPOU. The Special Notice letters initiated an administrative process in which the recipients were given sixty days to submit a good faith offer to undertake the requested work and another sixty days to reach agreement with the EPA as to the terms of a consent decree. The EPA has indicated that it considers Wynn Oil to be one of the four largest contributors to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA.

          In early June 1997 pursuant to a newly developed test method, perchlorates were detected in certain groundwater wells in the BPOU in excess of the State of California provisional action level of 18 parts per billion. Perchlorates are ions of ammonium perchlorate or potassium perchlorate, which are most commonly associated with the manufacturing of solid rocket fuel, fireworks and explosives. It is unclear whether any present treatment technology can practicably remove perchlorate to the State provisional action level.

          In response to issues arising from the discovery of perchlorate in certain BPOU groundwater wells, the BPOU Steering Committee has requested a series of extensions to the due date for submission of a good faith offer pursuant to the Special Notice process. The EPA has extended the deadline for submission of a good faith offer to April 30, 1998 and is expected to provide one additional extension to allow perchlorate treatability studies to be completed.

          The Steering Committee had begun the process of allocating among its members the cost for implementing the Consensus Plan, but deferred further negotiation following the discovery of perchlorate in the BPOU groundwater in June 1997. There is no assurance that a negotiated allocation of responsibility will be reached. Wynn Oil's ultimate share of the total remedial costs cannot be estimated with certainty at this time. In establishing appropriate reserves for this matter, the Company has assumed that the Consensus Plan ultimately will be adopted and that a consensual allocation will be reached among the BPOU Steering Committee members.

          (b) The California Regional Water Quality Control Board-Los Angeles Region (the "RWQCB") sent letters to Wynn Oil and certain other facilities in the BPOU asking them to submit remedial action plans for vadose zone remediation at their respective facilities. In December 1995, Wynn Oil's consultants responded to the RWQCB stating that such remediation was neither warranted nor cost effective at the Azusa Facility. In August 1997, Wynn Oil received a letter from the RWQCB which did not dispute Wynn Oil's response with respect to remediation of the shallow vadose zone at the Azusa Facility. The RWQCB asked for additional monitoring well data before reaching a conclusion as to the deep soil vapor at the Azusa Facility. Representatives of Wynn Oil subsequently have met with representatives of the RWQCB to discuss the issue further. Wynn Oil may at some later date elect or be required to take specific remedial actions with respect to soils conditions at the Azusa Facility.

          (c) In February 1995, the owner (the "Property Owner") of certain real property (the "Site") formerly leased by Alkid Corporation ("Alkid"), an inactive subsidiary of the Company, filed a lawsuit in federal court against Alkid, Wynn's International, Inc. and Wynn Oil (collectively the "Wynn Defendants") and another former lessee and its principal. The complaint alleges that the defendants stored solid and hazardous wastes at the Site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint seeks relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the Site. After the Wynn Defendants were served with the lawsuit in June 1995, the parties filed various cross-claims and counterclaims against each other. Subsequent to the filing of the responsive pleadings, the Property Owner and the Wynn Defendants agreed to fund a joint investigation of the Site with each paying one-half of the cost. After this investigation was completed, all parties to the litigation agreed to fund two rounds of additional investigation of the Site with each paying one-third of the cost. During the pendency of these investigations, the litigation, including all discovery, has been stayed. After completion of the current investigation, the parties expect to hold a joint status conference with the trial judge. The Company does not have sufficient information to estimate the cost of cleanup at the Site.

          (d) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resource Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Performance of this work was completed in late 1991 and the consultants' report was submitted to the TNRCC in February 1992. In 1994, Wynn's Climate Systems received a request from the TNRCC for additional information. Wynn's Climate Systems furnished the requested information to the TNRCC and then voluntarily conducted additional investigation activities at this facility. Wynn's Climate Systems' lease of this facility expired in December 1994. Due to a dispute with the property owner following expiration of the lease, Wynn's Climate Systems was unable to perform any additional work at the site in 1995 or early 1996. In April 1996, the property owner notified Wynn's Climate Systems that it would grant access to Wynn's Climate Systems for further investigation of the site. Wynn's Climate Systems submitted a report to the TNRCC recommending a remedial action plan for the site and met with the TNRCC to receive their comments. Shortly thereafter, Wynn's Climate Systems submitted a revised plan and is awaiting final approval of the plan from the TNRCC.

          (e) Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site"). A PRP Steering Committee (the "CRI Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. Approximately 85 PRPs, including Wynn's Climate Systems, have agreed to participate in the CRI Committee and have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the CRI Committee. No significant developments occurred in 1997. As of March 1998, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by CRI Committee members was approximately two-tenths of one percent (0.2%).

     The foregoing "Environmental Matters" section and Note 10 of "Notes to Consolidated Financial Statements" on page 31 of the 1997 Annual Report (which is incorporated by reference herein) contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of reserves for such matters will not materially affect the Company's financial position or annual results of operations or cash flows. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of the contamination, (ii) the remedial action selected, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the identification or discovery of new contaminants of concern, (vi) development of new or additional remedial technologies, (vii) with respect to the San Gabriel Valley Superfund Sites, the Steering Committee costs of implementing the Interim Remedial Action and the water supply project and the amount of EPA past costs required to be paid by the Steering Committee members,
(viii) the ability of other potentially responsible parties, if any, to pay their respective shares, and (ix) any insurance recoveries. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

FOREIGN CURRENCY FLUCTUATIONS

      In 1997, the United States dollar generally increased in value compared to 1996 in the currencies of most countries in which the Company does business. This increase in the value of the U.S. dollar caused aggregate foreign sales and operating profit to be translated into lower dollar values than what would have been reported if exchange rates had remained the same as in 1996. In 1997, the Equity Adjustment from Foreign Currency Translation account on the Consolidated Balance Sheet decreased by $3,048,000, which caused a corresponding decrease in Total Stockholders' Equity. See "Foreign Operations" on page 12 below.


PATENTS AND TRADEMARKS

     The majority of the Specialty Chemicals Division's products are sold under the WYNN'S and WYNN'S PRODUCT WARRANTY trademarks. The Company has registered these and its other important trademarks in the relevant jurisdictions. The Company knows of no material pending or threatened challenges to its trademarks. See "Item 3 - Legal Proceedings" on page 17 below for a discussion of a lawsuit filed by Wynn Oil against an infringer on one of its trademarks.

      The Company also holds a number of patents that are used in the operation of its businesses. The Company is not aware of any pending or threatened challenges to any of its patents which could have a material adverse effect on the Company's business or results of operations.

SEASONALITY OF THE BUSINESS

      Although sales at the Company's various businesses are somewhat seasonal, the consolidated results of operations generally do not reflect seasonality.

RESEARCH AND DEVELOPMENT

      Precision maintains research and engineering facilities in Tennessee, Virginia, Kentucky and Canada. Research and development is an important aspect of Precision's business as Precision has developed and continues to develop numerous specialized compounds to meet the specific needs of its various customers. Precision also has technical centers in Tennessee, Virginia, Kentucky and Canada to design sealing solutions, construct prototype products and to perform comprehensive testing of materials and products. Precision maintains extensive research, development and engineering facilities to meet the needs of its customers.

      Wynn Oil maintains research and product performance centers in California, Belgium, France and South Africa. The main activities of the research staff are the development of new specialty chemicals and other products, improvement of existing products, including finding new applications for their use, evaluation of competitive products and performance of quality control procedures.

FOREIGN OPERATIONS

      The following table shows sales to foreign customers for the years 1997, 1996 and 1995:

                                              1997         1996        1995
                                         ------------ ------------ ------------
Total Sales Outside the United States:   $120,201,000 $113,609,000 $101,389,000
   Percent of Net Sales                      37.5%        39.4%        38.6%
     Sales by Foreign Subsidiaries        $96,184,000  $93,949,000  $91,946,000
        Percent of Net Sales                 30.0%        32.6%        35.0%
     Export Sales by Domestic
      Subsidiaries                        $24,017,000  $19,660,000   $9,443,000
        Percent of Net Sales                  7.5%         6.8%         3.6%

      Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars.
As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 3 and Note 13 of "Notes to Consolidated Financial Statements" on page 28 and 33 through 35, respectively, of the 1997 Annual Report, which are hereby incorporated by reference.

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

EMPLOYEES

      At December 31, 1997, the Company had 2,073 employees.

      A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 1998 and the Company expects to be able to reach a new collective bargaining agreement with the union.

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

      A majority of the production and maintenance employees at the Springfield, Kentucky plant of Precision are represented by a local unit of the International United Paperworkers Union. Precision did not assume the collective bargaining agreement for this facility when Precision acquired the plant in 1996.
Precision recently concluded negotiations with the union for a new collective bargaining agreement, which the employees approved. The collective bargaining agreement will expire in March 2001.

      The Company considers its relations with its employees to be good.


                        EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, who are appointed annually, are as follows:

                                                          Executive
                                                        Officer Since     Age
                                                        -------------     ---
James Carroll         Chairman of the Board and Chief        1988          68
                      Executive Officer

John W. Huber         President and Chief Operating          1996          54
                      Officer

Seymour A. Schlosser  Vice President-Finance and Chief       1989          52
                      Financial Officer

Gregg M. Gibbons      Vice President-Corporate Affairs       1986          45
                      and General Counsel

      The principal occupations of Messrs. Carroll, Schlosser and Gibbons for the past five years have been their current respective positions with the Company. In addition, Mr. Gibbons was Secretary of the Company until December 1997. Mr. Huber was named President and Chief Operating Officer of the Company in December 1996. For the five years immediately preceding his appointment as President and Chief Operating Officer of the Company, Mr. Huber was President and Chief Executive Officer of Wynn's-Precision, Inc., a wholly-owned subsidiary of the Company. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any executive officers of the Company.

ITEM 2.   PROPERTIES

      The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction, as of March 12, 1998:

                                                                      Square            If Lease,
                                               Held in Fee            Footage            Year of
                 Location                      or by Lease         (Approximate)       Termination         Present Use
                 --------                      -----------         -------------       -----------         -----------
 WYNN'S INTERNATIONAL, INC.

      Orange, California                          Lease                  6,894             2003           Administrative


 AUTOMOTIVE AND INDUSTRIAL COMPONENTS:

 WYNN'S-PRECISION, INC.

      Domestic
      --------
      Lebanon, Tennessee                           Fee                 140,000              --            Manufacturing,
                                                                                                          Warehouse,
                                                                                                          Administrative

      Lebanon, Tennessee                           Fee                  78,000              --            Manufacturing

      Lebanon, Tennessee                           Fee                  35,000              --            Manufacturing

      Lebanon, Tennessee                           Fee                   2,650              --            Manufacturing

      Livingston, Tennessee                        Fee                  33,000              --            Manufacturing

      Tempe, Arizona                               Fee                  32,572              --            Manufacturing,
                                                                                                          Warehouse

      Springfield, Kentucky                        Fee                  80,000              --            Manufacturing,
                                                                                                          Warehouse,
                                                                                                          Administrative

      Rancho Cucamonga, California                Lease                  2,880             1999           Warehouse

      Elgin, Illinois                             Lease                  4,762             1998           Warehouse

      Peoria, Illinois                            Lease                 10,000             2000           Warehouse

      Indianapolis, Indiana                       Lease                  1,800             2001           Warehouse

      Lenexa, Kansas                              Lease                  2,089             1998           Warehouse

      Bloomfield Hills, Michigan                  Lease                  3,050             2002           Administrative



                                                                       Square          If Lease,
                                               Held in Fee             Footage          Year of
                 Location                      or by Lease          (Approximate)     Termination        Present Use
                 --------                      -----------          -------------     -----------        -----------
      Wyoming, Michigan                           Lease                  2,000           2000             Warehouse

      Golden Valley, Minnesota                    Lease                  3,800           1999             Warehouse

      West Seneca, New York                       Lease                  2,934           2000             Warehouse

      Charlotte, North Carolina                   Lease                  3,675           1999             Warehouse

      Dayton, Ohio                                Lease                  6,193           1998             Warehouse

      Fort Worth, Texas                           Lease                  3,600           1998             Warehouse

      Milwaukee, Wisconsin                        Lease                  2,700           1999             Warehouse

      Foreign
      -------
      Orillia, Ontario, Canada                     Fee                  48,000            --            Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Concord, Ontario, Canada                    Lease                  3,455           1999           Warehouse

      Edmonton, Alberta, Canada                   Lease                  2,700           1999           Warehouse

      Calgary, Alberta, Canada                    Lease                  1,600           1998           Warehouse

      Boucherville, Quebec, Canada                Lease                  3,403           1999           Warehouse

      Aldershot, England                          Lease                  2,300      Month-to-Month      Warehouse,
                                                                                                        Administrative


 DYNAMIC SEALS, INC.

      Lynchburg, Virginia                          Fee                 129,000            --            Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Houston, Texas                              Lease                 14,000           2000           Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Houston, Texas                              Lease                 14,000           2000           Warehouse




                                                                  Square              If Lease,
                                               Held in Fee        Footage              Year of
                 Location                      or by Lease     (Approximate)         Termination          Present Use
                 --------                      -----------     -------------         -----------          -----------
 ROBERT SKEELS & COMPANY

      Compton, California                          Fee                  59,019            --            Warehouse,
                                                                                                        Administrative

      Fullerton, California                       Lease                  1,600           1998           Warehouse,
                                                                                                        Administrative


 SPECIALTY CHEMICALS:

 WYNN OIL COMPANY

      Domestic
      --------
      Azusa, California                            Fee                 122,630            --            Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Foreign
      -------
      Frenchs Forest,                             Lease                 24,224           2000           Warehouse,
           New South Wales, Australia                                                                   Administrative


      Carrington, New South Wales,                Lease                 13,175           1999           Warehouse,
           Australia                                                                                    Administrative

      St. Niklaas, Belgium                         Fee                  82,600            --            Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Mississauga, Ontario, Canada                Lease                 32,798           2001           Warehouse,
                                                                                                        Administrative

      Mississauga, Ontario, Canada                Lease                  2,536           2002           Service Center

      Reading, Berkshire, England                 Lease                  3,154           2004           Administrative

      Strasbourg, France                          Lease                    557           1999           Administrative

      Paris, France                               Lease                  9,513           2001           Administrative

      Cestas, France                              Lease                 18,669           1999           Warehouse,
                                                                                                        Administrative

      Lyon, France                                Lease                    465           2000           Administrative



                                                                       Square          If Lease,
                                               Held in Fee             Footage          Year of
                 Location                      or by Lease          (Approximate)     Termination       Present Use
                 --------                      -----------          -------------     -----------       -----------

      Abbeville, France                           Lease                    660           1998           Administrative

      Thiers, France                              Lease                    465           1998           Administrative

      Toulouse, France                            Lease                    485           1998           Administrative

      Ratingen, Germany                           Lease                  1,808           1999           Administrative

      Chennai, India                              Lease                 13,123      Month-to Month      Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

      Mexico City, Mexico                         Lease                  2,500           1998           Warehouse
                                                                                                        Administrative

      Wynberg, Sandton, South Africa               Fee                  32,280            --            Warehouse,
                                                                                                        Administrative

      Edenvale, Transvaal, South Africa            Fee                  10,921            --            Leased to Third Party

      Caracas, Venezuela                          Lease                  1,615      Month-to-Month      Administrative

      The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1998 and 1999, the Company believes it will be able to renew such leases on acceptable terms or find suitable alternate facilities.


ITEM 3.   LEGAL PROCEEDINGS

      Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also "Environmental Matters" and Note 10 of "Notes to Consolidated Financial Statements" on page 31 of the 1997 Annual Report, which is hereby incorporated by reference.

      In late July 1997, a lawsuit captioned KRISTIN SANTAMARIA V. SUBURBAN WATER SYSTEMS, INC., ET. AL. (Superior Court of California for the County of Los Angeles, Case No. KC 025-995) was filed by approximately one hundred persons against five water producers and the nineteen companies and entities (including Wynn Oil) which received the May 15, 1997 Special Notice letters from the EPA with respect to the BPOU. In February 1998, a second amended complaint was filed naming approximately 350 plaintiffs and two additional water producers as defendants. The lawsuit alleges that the plaintiffs received contaminated drinking water and suffered personal injury and property damage as a consequence thereof. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages and other relief. The Company received service of process on March
17, 1998 and intends to defend the action vigorously.

      In 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of WYNN OIL COMPANY V. AMERICAN WAY SERVICE CORPORATION AND THOMAS A. WARMUS, Case No. 89-CV-71777-DT, awarded Wynn Oil approximately $3.2 million in damages and attorneys' fees in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed bankruptcy petitions in late 1994 in Florida. The bankruptcy filings resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's finding of liability, but held that the District Court erred in the calculation of certain portions of the damages award and remanded the case to the District Court for a final determination of the damage award. On remand, the District Court awarded Wynn Oil total damages and attorneys' fees of approximately $2.4 million. The defendants did not appeal the revised judgment of the District Court. To date, Wynn Oil has received from the trustees for the bankruptcy estates interim distributions of approximately $530,000 which reduced the balance of the uncollected judgment to approximately $1.9 million. Wynn Oil and its counsel are continuing to work through the bankruptcy proceedings in Florida to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the balance of the uncollected judgment has been included in the results of operations of Registrant and all of Registrant's costs relating to this case have been expensed as incurred.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      The information appearing under "Common Stock Prices and Cash Dividends Per Share: 1997-1996" on page 37 of the 1997 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 37 of the 1997 Annual Report is hereby incorporated by reference.

      On February 11, 1998, the Board of Directors of Registrant declared a cash dividend of $0.06 per share payable March 31, 1998 to stockholders of record on March 12, 1998.

      Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.

      Registrant has not sold any unregistered securities during the past three years.


ITEM 6.   SELECTED FINANCIAL DATA

      Incorporated by reference from page 16 of the 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Incorporated by reference from the 1997 Annual Report, pages 17 through 21.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Registrant does not own any market risk sensitive instruments.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated financial statements of Registrant at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from the 1997 Annual Report, pages 21 through 36.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                      PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information on Registrant's directors appearing on pages 7 and 8, and the information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 1998 ("Registrant's 1998 Proxy Statement") is hereby incorporated by reference. Information regarding Registrant's executive officers is provided on page 13 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" on page 9 and "Executive Compensation" on pages 12 through 15 of Registrant's 1998 Proxy Statement is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 10 and 11 of Registrant's 1998 Proxy Statement is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under "Board of Directors and Committees of the Board--Certain Relationships and Related Transactions" on page 9 of Registrant's 1998 Proxy Statement is hereby incorporated by reference.


                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1) See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

          (2) See Index to Financial Statements and Financial Statement Schedules Covered By Report of Independent Auditors.

          (3)  See Index to Exhibits.

     (b) No Reports on Form 8-K were filed by Registrant during the last quarter of 1997.

                             WYNN'S INTERNATIONAL, INC.

               INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

                                    (ITEM 14(a))

                                                             Page References
                                                         ----------------------
                                                                    1997 Annual
                                                         Form 10-K     Report
                                                         ---------  -----------
Consolidated Statements of Income for each of the
 three years in the period ended December 31, 1997........               22

Consolidated Balance Sheets at December 31, 1997 and 1996.               23

Consolidated Statements of Stockholders' Equity for each
 of the three years in the period ended December 31, 1997.               24

Consolidated Statements of Cash Flows for each of the
 three years in the period ended December 31, 1997........               25

Notes to Consolidated Financial Statements................             26 - 36

Consolidated schedule for each of the three years in the period ended December 31, 1997:

  VIII - Valuation and Qualifying Accounts................  F-2


       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

       The consolidated financial statements listed in the above index, which are included in the 1997 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1997 Annual Report is not deemed to be filed as part of this report.

                             WYNN'S INTERNATIONAL, INC.

                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED DECEMBER 31, 1997


  Allowance for
doubtful accounts
  deducted from       Balance at    Charged to
    accounts          beginning      costs and       Deductions        Other        Balance at
   receivable          of year        expenses           (1)            (2)         end of year
-----------------     ----------    ----------       ----------       --------      -----------
      1997             $870,000       $307,000        $(218,000)      $    --         $959,000
                      ----------    ----------       ----------       --------      -----------
                      ----------    ----------       ----------       --------      -----------

      1996             $710,000       $312,000        $(256,000)      $104,000        $870,000
                      ----------    ----------       ----------       --------      -----------
                      ----------    ----------       ----------       --------      -----------

      1995             $884,000       $244,000        $(418,000)      $    --         $710,000
                      ----------    ----------       ----------       --------      -----------
                      ----------    ----------       ----------       --------      -----------



------------------
(1)  Represents accounts written off against the reserve.
(2)  Acquisition of business.

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes each of James Carroll, John W. Huber, Seymour A. Schlosser and Gregg M. Gibbons as attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                                       WYNN'S INTERNATIONAL, INC.



                                       By             JAMES CARROLL
                                          ------------------------------------
                                                      James Carroll
                                               Chairman of the Board and
                                                Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     DATE
     ----

March 26, 1998                         By             JAMES CARROLL
                                          ------------------------------------
                                                      James Carroll
                                                 Chairman of the Board
                                                Chief Executive Officer
                                                         Director


March 26, 1998                         By         SEYMOUR A. SCHLOSSER
                                          ------------------------------------
                                                  Seymour A. Schlosser
                                                 Vice President-Finance
                                                (Principal Financial and
                                                   Accounting Officer)

    DATE
    ----
March 26, 1998                         By          WESLEY E. BELLWOOD
                                          ------------------------------------
                                                   Wesley E. Bellwood
                                               Director/Chairman Emeritus


March 26, 1998                         By              BARTON BEEK
                                          ------------------------------------
                                                       Barton Beek
                                                        Director


March 26, 1998                         By           BRYAN L. HERRMANN
                                          ------------------------------------
                                                    Bryan L. Herrmann
                                                        Director


March 26, 1998                         By          ROBERT H. HOOD, JR.
                                          ------------------------------------
                                                   Robert H. Hood, Jr.
                                                        Director


March 26, 1998                         By          RICHARD L. NELSON
                                          ------------------------------------
                                                   Richard L. Nelson
                                                        Director


March 26, 1998                         By             JAMES D. WOODS
                                          ------------------------------------
                                                      James D. Woods
                                                        Director

                             WYNN'S INTERNATIONAL, INC.

                                 INDEX TO EXHIBITS
                                    (Item 14(a))



 Exhibit
  Number                             Description
 -------                             -----------
 3.1      Certificate of Incorporation, as amended, of Registrant

 3.2 Certificate of Designations of Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.2 to Registrant's Report on Form 8-K dated March 3, 1989)

 3.3 By-Laws, as amended, of Registrant (incorporated herein by reference to Exhibit 3.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

 4.1 Shareholder Rights Agreement, dated as of March 3, 1989, between Registrant and First Interstate Bank of California, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

 4.2 Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990 (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

 4.3 Letter Agreement, dated March 24, 1997, between Registrant and ChaseMellon Shareholder Services, L.L.C. as succesor Rights Agent, amending the Shareholder Rights Agreement

10.1 Employment Agreement, dated December 10, 1997, between Registrant and James Carroll

10.2 Employment Agreement, dated December 11, 1996, between Registrant and John W. Huber (incorporated herein by reference to Exhibit 10.2 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

 Exhibit
  Number                             Description
 -------                             -----------
10.3 Employment Agreement, dated January 1, 1997, between Registrant and Seymour A. Schlosser (incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.4 Employment Agreement, dated January 1, 1997, between Registrant and Gregg M. Gibbons (incorporated herein by reference to Exhibit 10.4 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.5 Wynn's International, Inc. Amended and Restated 1980 Stock Option and Appreciation Rights Plan (incorporated herein by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 2-68157)

10.6 Wynn's International, Inc. Amended and Restated 1982 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4 . 2 to Registrant's Registration Statement on Form S-8, Registration No. 2-68157)

10.7 Wynn's International, Inc. Stock-Based Incentive Award Plan (incorporated herein by reference to Exhibit 28.1 to Registrant's Registration Statement on Form S-8, Registration No. 33-30296)

10.8     Amendment  No.  1  to  Wynn's  International,  Inc.  Stock-Based
         Incentive Award Plan (incorporated herein by reference to Exhibit 28.2 to Registrant's Registration Statement on Form S-8, Registration No. 33-64090)

10.9     Amendment  1996-1  to  Wynn's  International,  Inc.  Stock-Based
         Incentive Award Plan (incorporated herein by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.10    Amendment  1997-1  to  Wynn's  International,  Inc.  Stock-Based
         Incentive Award Plan (incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-39045)

10.11    Wynn's  International,  Inc. 1998 Corporate Management Incentive
         Plan

 Exhibit
  Number                             Description
 -------                             -----------
10.12 Executive Deferred Compensation Agreement, dated February 18, 1997, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.13 First Amendment to Executive Deferred Compensation Agreement, dated December 1, 1997, between Registrant and James Carroll

10.14 Second Amendment to Executive Deferred Compensation Agreement, dated February 26, 1998, between Registrant and James Carroll

10.15 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

10.16 Form of Indemnification Agreement between Registrant and an officer of Registrant (incorporated herein by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.17 Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit C of Registrant's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 11, 1994, filed with the Commission on March 25, 1994)

10.18 Amendment 1996-1 to Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

10.19 Asset Purchase Agreement, dated as of May 23, 1996, by and between Moog Automotive, Inc. and Wynn's Climate Systems, Inc., Wynn's Climate Equipment Company and Wynn's (UK) Limited (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 23, 1996)

11       Computation  of Net Income Per Common Share - Basic and Assuming
         Dilution

 Exhibit
  Number                             Description
 -------                             -----------
13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

21       Subsidiaries of Registrant

23       Consent of Independent Auditors

27.1     Financial Data Schedule for Fiscal Year ended December 31, 1997

27.2 Financial Data Schedule for Fiscal Years ended December 31, 1995 and 1996, and the three, six and nine month periods ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively

27.3 Financial Data Schedule for the three, six and nine month periods ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively