Form 10-Q
period 1998-03-31
WYNNS INTERNATIONAL INC
filed 1998-05-13
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1998

                                         or

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

At May 5, 1998, Registrant had 19,338,583 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1998 (unaudited) and
              December 31, 1997                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1998 and 1997                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              1998 and 1997                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-9

Part II - Other Information

       Item 1 - Legal Proceedings                                         10

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                          11

       Item 6 - Exhibits and Reports on Form 8-K                          12

Signatures                                                                13

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       March 31
                                                         1998       December 31
                                                     (unaudited)       1997
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 45,617       $ 43,266
  Accounts receivable, less $993 allowance for
    doubtful accounts ($959 at December 31, 1997)       61,851         56,355
  Inventories:
    Finished goods                                      21,689         19,821
    Raw materials and work in process                   11,145         11,224
                                                      --------       --------
                                                        32,834         31,045
  Prepaid expenses and other current assets
    (including deferred tax assets of $13,167 at
    March 31, 1998 and $12,208 at December 31, 1997)    18,239         17,217
                                                      --------       --------
      Total current assets                             158,541        147,883

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             48,603         48,341
Other assets                                            10,959         10,867
                                                      --------       --------
                                                      $218,103       $207,091
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 22,759       $ 20,696
  Taxes based on income                                  5,447          1,264
  Accrued liabilities                                   37,307         39,426
                                                      --------       --------
      Total current liabilities                         65,513         61,386

Deferred taxes based on income                           7,583          7,825
Other liabilities                                       10,623         10,357

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $1 par value;
    40,000,000 shares authorized, 21,898,056
    shares issued (21,860,511 at December 31, 1997)     21,898         21,861
  Capital in excess of par value                         2,609          2,323
  Retained earnings                                    143,793        137,457
  Accumulated other comprehensive income (equity
    adjustment from foreign currency translation)       (5,258)        (5,033)
  Unearned compensation                                    (64)           (58)
  Common stock held in treasury 2,583,007 shares,
    at cost (2,623,087 at December 31, 1997)           (28,594)       (29,027)
                                                      --------       --------
      Total stockholders' equity                       134,384        127,523
                                                      --------       --------
                                                      $218,103       $207,091
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                                       Three Months Ended
                                                            March 31
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
Revenues:
  Net sales                                          $ 85,809       $ 77,887
  Interest income                                         589            667
                                                     --------       --------
                                                       86,398         78,554
                                                     --------       --------
Cost and expenses:
  Cost of sales                                        52,126         47,615
  Selling, general & administrative                    22,275         20,801
  Interest expense                                         63             55
                                                     --------       --------
                                                       74,464         68,471
                                                     --------       --------

Income before taxes based on income                    11,934         10,083
Provision for taxes based on income                     4,440          3,781
                                                     --------       --------

Net income                                           $  7,494       $  6,302
                                                     ========       ========

Income per share of common stock:
  Basic                                                  $.39           $.31
                                                     ========       ========

  Diluted                                                $.38           $.30
                                                     ========       ========

Cash dividend per common share                           $.06         $.0533
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $  7,494       $  6,302
  Adjustments:
    Depreciation and amortization                       2,084          1,933
    Provision for uncollectible accounts                   64             74
    Amortization of stock compensation                      9             50
    Gain on sale of property, plant & equipment           -               (8)
    Benefit for deferred income taxes                  (1,172)          (378)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (5,560)        (7,187)
      Inventories                                      (1,789)        (1,027)
      Prepaid expenses and other current assets           (63)          (612)
      Other assets                                       (190)             2
      Accounts payable                                  2,063            262
      Product warranty program reserves                   258            237
      Taxes based on income                             4,183            746
      Accrued liabilities                              (1,347)          (590)
      Other liabilities                                   266            276
                                                     --------       --------
        Net cash provided by operating activities       6,300             80
                                                     --------       --------
Cash flows from investing activities:
  Additions to property, plant and equipment           (2,299)        (3,160)
  Other - net                                              19            288
                                                     --------       --------
    Net cash used in investing activities              (2,280)        (2,872)
                                                     --------       --------

Cash flows from financing activities:
  Payments of long-term debt                              -              (26)
  Dividends paid                                       (2,188)        (2,013)
  Proceeds from exercise of stock options                 763            405
  Purchase of treasury stock                              (22)           -
                                                     --------       --------
    Net cash used in financing activities              (1,447)        (1,634)
                                                     --------       --------

Effect of exchange rate changes                          (222)        (1,033)
                                                     --------       --------
Net increase (decrease) in cash and cash equivalents    2,351         (5,459)
                                                     --------       --------

Cash and cash equivalents at beginning of year         43,266         53,304
                                                     --------       --------
Cash and cash equivalents at March 31                $ 45,617       $ 47,845
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1998 AND 1997



1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1997 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations for the year ending December 31, 1998. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1998           1997
                                      ----------     ----------
      Interest                        $   22,000     $   23,000
      Income taxes                     1,429,000      3,413,000

4) The number of shares used in the calculation of basic and diluted earnings per share information is as follows:

                                     Three months ended March 31
                                     ---------------------------
                                         1998           1997
                                      ----------     ----------
      Basic                           19,289,183     20,560,506
      Diluted                         19,935,286     21,244,515

      The number of shares and the related earnings per share data for the period ended March 31, 1997 have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1997.

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1998 AND 1997



5) As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Equity Adjustment From Foreign Currency Translation account to be reported as Accumulated Other Comprehensive Income on the Company's Consolidated Condensed Balance Sheets. The statement also requires foreign currency translation adjustments to be reported as a component of comprehensive income.

      During the three months ended March 31, 1998 and 1997, total comprehensive income was $7,269,000 and $5,175,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments of $(225,000) and $(1,127,000), for the three months ended March 31, 1998 and 1997, respectively. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income on the Company's Consolidated Condensed Balance Sheets.

6) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. As allowed by Statement 131, the Company has elected not to apply the statement's standards to interim financial statements in 1998. The Company is in the process of evaluating the impact of Statement 131 on the Company's reported segments.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended March 31, 1998 and 1997
------------------------------------------------------------

Net sales for the first quarter of 1998 were $85.8 million, a 10% increase compared to sales of $77.9 million in the first quarter of 1997. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 13% in the first quarter of 1998 compared to the first quarter of 1997, primarily reflecting higher sales volume at Precision. Precision's sales increased at all divisions, with the most significant growth occurring at its Tennessee and Virginia operations. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to the automotive, heavy truck and off-road markets. A small increase in U.S. automotive production rates during the most recent quarter compared to the prior year helped contribute to the increase in revenues. The increase in sales at Precision's Virginia operation was due to growth of its expanded composite gasket product line. Sales at Skeels were approximately the same in the first quarter of 1998 compared to the same quarter in 1997.

Sales at the Specialty Chemicals Division, principally car care products, increased 7% in the first quarter of 1998 compared to the same quarter in 1997. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 12% in the most recent quarter compared to the same quarter in 1997. Sales increased 15% in the U.S. compared to the prior year primarily due to higher sales of the division's product warranty programs and professional products, partially offset by lower export sales to Asian distributors. Foreign subsidiary sales increased 2% in the most recent quarter compared to the prior year despite the continued negative translation effect of the strong U.S. dollar.

The consolidated cost of sales in the first quarter of 1998 decreased to 60.7% of sales compared to 61.1% in the first quarter of 1997. The increase in the consolidated gross margin percentage was due to the increase in the gross margin percentage at Precision, mainly attributable to the higher volumes at its Tennessee and Virginia operations.
Precision's gross margin in the second quarter from production at two plants in Lebanon, Tennessee may be impacted due to a labor strike that began on April 20, 1998 and concluded on May 10, 1998. Under the terms of the settlement, Precision and the union will enter into a new three-year collective bargaining agreement with the same economic package offered by Precision in the negotiations immediately prior to the strike. See Forward-Looking Statements. The gross margin percentage also increased at the Specialty Chemicals Division due to a change in its sales mix to higher margin products.

Selling, general and administrative (SG&A) expenses in the first quarter of 1998 were $22.3 million (26.0% of sales) compared to $20.8 million (26.7% of sales) for the first quarter of 1997. The increase in SG&A expenses was primarily due to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


higher expenses at the Specialty Chemicals Division and at Precision, reflecting the higher sales volumes. As a percentage of sales, SG&A expenses declined at Precision due to the higher revenues and constant monitoring of costs, but increased at the Specialty Chemicals Division, primarily due to the higher sales of product warranty programs. Corporate operating expenses decreased in the first quarter of 1998 compared to the first quarter of 1997.

Income before taxes based on income increased 18% to $11.9 million in 1998 from $10.1 million in the first quarter of 1997. In the Automotive and Industrial Components Division, Precision's operating profit increased 19% compared to the first quarter of 1997 due to the higher sales. The Specialty Chemicals Division recorded a 10% increase in operating profit in the quarter ended March 31, 1998 due primarily to improved results in its North American and European operations.

The effective tax rate in the first quarter of 1998 was 37.2%, down from the 37.5% tax rate in the first quarter of 1997, but the same as the full year 1997 rate of 37.2%.

Net income increased 19% to $7.5 million in the first quarter of 1998 compared to $6.3 million in the first quarter of 1997 as a result of the increase in pretax income. Basic income per share in the first quarter of 1998 increased 26% to $.39 from $.31 in 1997, due to the higher net income and fewer shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 6% in 1998 due primarily to the repurchase in April 1997 of 1,650,000 shares of the Company's outstanding stock pursuant to a Dutch Auction self-tender offer. Diluted earnings per share increased 27% in the first quarter of 1998 compared to 1997 for the same reasons as the increase in basic earnings per share.

FINANCIAL CONDITION
-------------------

Working capital at the end of the first quarter was $93.0 million compared to $86.5 million at December 31, 1997. The current ratio at the end of the first quarter was 2.42 to 1 compared to 2.41 to 1 at December 31, 1997.
The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $45.6 million at March 31, 1998 compared to $43.3 million at December 31, 1997. The increase in cash and cash equivalents was primarily due to cash provided by operating activities, partially offset by normal investing and financing activities.

Accounts receivable increased $5.5 million to $61.9 million at March 31, 1998 from $56.4 million at December 31, 1997. This increase was primarily due to the higher sales at Precision and the Specialty Chemicals Division. Inventories increased $1.8 million to $32.8 million at the end of the first quarter of this year compared to the $31.0 million at December 31, 1997. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, but remained approximately the same at Precision.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


During the three months ended March 31, 1998, the Company purchased $2.3 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that capital expenditures will be approximately $13 million in 1998.

Stockholders' equity at March 31, 1998 was $134.4 million or $6.96 per share compared to $127.5 million or $6.63 per share at December 31, 1997. The increase of $6.9 million is attributable to net income of $7.5 million, $.8 million from the exercise of stock options, reduced by $1.2 million of dividends declared and a $.2 million decrease in the foreign currency translation account.

As reported on a Form 8-K dated April 20, 1998 and filed on April 27, 1998, a labor union went on strike on April 20, 1998 at two of Precision's Lebanon, Tennessee facilities. On May 10, 1998, Precision reached a settlement with the union. Under the terms of the settlement, Precision and the union will enter into a new three-year collective bargaining agreement with the same economic package offered by Precision in the negotiations immediately prior to the strike. Precision will begin recalling striking workers on May 12, 1998.

FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: Precision's gross margin in the second quarter and the conclusion of its labor strike; the anticipated level of capital expenditures; and the sufficiency of working capital.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following:
Precision's ability to return to normal production at its two Lebanon, Tennessee production facilities subsequent to the May 10, 1998 resolution of the labor strike; sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S. dollar; the impact of competitive products and pricing; regulatory or technical developments or subsequently developed information causing an increase in the Company's estimated liability for environmental matters and related litigation; and general economic conditions, especially in North America and Western Europe.

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

In late April 1998, Wynn Oil Company, a wholly-owned subsidiary of the Company, was served with three additional lawsuits relating to groundwater contamination in the San Gabriel Valley, California. The lawsuits were captioned Jeff Adler, et. al. v. Southern California Water Company, et.
          -------------------------------------------------------------
al. (Superior Court of California for the County of Los Angeles, Case No.
---
BC 169892), Christine Boswell, et. al. v. Suburban Water Systems, et. al.
            -------------------------------------------------------------
(Superior Court of California for the County of Los Angeles, Case No. KC 027318), and Lorretta Celi, et. al. v. San Gabriel Valley Water Company,
             -----------------------------------------------------------
et. al. (Superior Court of California for the County of Los Angeles, Case
-------
No. GC 020622). The three cases have a total of approximately one hundred seventy-five plaintiffs. The lawsuits allege that contaminated drinking water was supplied to the plaintiffs and the plaintiffs suffered personal injury and property damage as a consequence thereof. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages and other relief based on theories of negligence, strict liability, absolute liability, negligence per se, wrongful death, trespass, nuisance and fraudulent concealment. The Company intends to defend each of the actions vigorously.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Stockholders on April 29, 1998. At such meeting, the stockholders approved the following matters:

     1.  The election of three directors for three-year terms ending in 2001;

     2. The approval of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998; and

     3. The approval of an amendment to the Company's Certificate of Incorporation to reduce the par value of the Company's Common Stock from $1.00 per share to $0.01 per share.

The number of votes cast for or withheld and the number of abstentions as to each matter voted upon at the meeting are as follows:

         Item                        For         Withheld
         ----                        ---         --------
Election of Directors:

Bryan L. Herrmann                16,874,679       197,824
Robert H. Hood, Jr.              16,874,679       197,824
Richard L. Nelson                16,874,580       197,923

        Item                         For          Against      Abstained
        ----                         ---          -------      ---------
Appointment of Ernst
& Young LLP                      16,897,065       142,880       32,459

Amend Certificate
of Incorporation                 16,962,790        97,988       11,725

The terms of office of the following directors continued after the meeting:
Barton Beek, Wesley E. Bellwood, James Carroll and James D. Woods. Donald C. Trauscht was elected as a director at the meeting of the Board of Directors following the Annual Meeting of Stockholders.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


(a)   Exhibits

        11 - Computation of net income per common share - basic and assuming dilution.

        27  - Financial data schedule.

(b) On April 27, 1998, Registrant filed a Report on Form 8-K dated April 20, 1998 (the "Form 8-K"). The Form 8-K attached and incorporated by reference Registrant's April 23, 1998 press release announcing a strike at two of the Lebanon, Tennessee manufacturing facilities of Wynn's-Precision, Inc. No financial statements were filed with the Form 8-K.

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                    (Registrant)






Date       May 13, 1998                        James Carroll
     ------------------------     ---------------------------------------------
                                  James Carroll
                                  Chairman and Chief Executive Officer






Date       May 13, 1998                       Seymour A. Schlosser
     ------------------------     ---------------------------------------------
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


  27 Financial Data Schedule (included with EDGAR version only)