Form 10-Q
period 1998-06-30
WYNNS INTERNATIONAL INC
filed 1998-08-10
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1998

                                         or

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


At August 1, 1998, Registrant had 19,115,926 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------


                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1998 (unaudited) and
              December 31, 1997                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Six Months Ended June 30,
              1998 and 1997                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1998 and 1997                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-11

Part II - Other Information

       Item 1 - Legal Proceedings                                         12

       Item 5 - Other Information                                         13

       Item 6 - Exhibits and Reports on Form 8-K                          14

Signatures                                                                15

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       June 30
                                                         1998       December 31
                                                     (unaudited)       1997
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 41,335       $ 43,266
  Accounts receivable, less $1,078 allowance for
    doubtful accounts ($959 at December 31, 1997)       62,117         56,355
  Inventories:
    Finished goods                                      20,382         19,821
    Raw materials and work in process                   12,312         11,224
                                                      --------       --------
                                                        32,694         31,045
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,569 at
    June 30, 1998 and $12,208 at December 31, 1997)     18,204         17,217
                                                      --------       --------
      Total current assets                             154,350        147,883

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             49,493         48,341
Other assets                                            10,934         10,867
                                                      --------       --------
                                                      $214,777       $207,091
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 21,826       $ 20,696
  Taxes based on income                                    722          1,264
  Accrued liabilities                                   37,408         39,426
                                                      --------       --------
      Total current liabilities                         59,956         61,386

Deferred taxes based on income                           7,195          7,825
Other liabilities                                       10,736         10,357

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued (21,860,511 at December 31, 1997)        219            219
  Capital in excess of par value                        24,085         23,965
  Retained earnings                                    149,786        137,457
  Accumulated other comprehensive income (equity
    adjustment from foreign currency translation)       (5,986)        (5,033)
  Unearned compensation                                    (74)           (58)
  Common stock held in treasury 2,683,153 shares,
    at cost (2,623,087 at December 31, 1997)           (31,140)       (29,027)
                                                      --------       --------
      Total stockholders' equity                       136,890        127,523
                                                      --------       --------
                                                      $214,777       $207,091
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                   -------------------     -------------------
                                     1998       1997         1998       1997
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 85,589   $ 81,040     $171,398   $158,927
  Interest income                       606        457        1,195      1,124
                                   --------   --------     --------   --------
                                     86,195     81,497      172,593    160,051
                                   --------   --------     --------   --------
Costs and expenses:
  Cost of sales                      51,725     50,264      103,851     97,879
  Selling, general &
    administrative                   23,277     20,872       45,552     41,673
  Interest expense                       68         60          131        115
                                   --------   --------     --------   --------
                                     75,070     71,196      149,534    139,667
                                   --------   --------     --------   --------

Income before taxes
    based on income                  11,125     10,301       23,059     20,384
Provision for taxes
    based on income                   3,976      3,802        8,416      7,583
                                   --------   --------     --------   --------

Income from continuing operations     7,149      6,499       14,643     12,801
                                   --------   --------     --------   --------

Income on disposal of discontinued
  operations, net of income taxes
  of $181                               -          319          -          319
                                   --------   --------     --------   --------

Net income                         $  7,149   $  6,818     $ 14,643   $ 13,120
                                   ========   ========     ========   ========

Income per share of common stock:
  Basic:
    Continuing operations              $.37       $.33         $.76       $.64
    Discontinued operations             -          .02          -          .01
                                   --------   --------     --------   --------
      Total                            $.37       $.35         $.76       $.65
                                   ========   ========     ========   ========

  Diluted:
    Continuing operations              $.36       $.32         $.74       $.62
    Discontinued operations             -          .02          -          .01
                                   --------   --------     --------   --------
      Total                            $.36       $.34         $.74       $.63
                                   ========   ========     ========   ========

Cash dividend per common share         $.06     $.0533         $.12     $.1067
                                   ========   ========     ========   ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Six Months Ended
                                                             June 30
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
  Income from continuing operations                  $ 14,643       $ 12,801
  Adjustments:
    Depreciation and amortization                       4,110          3,918
    Provision for uncollectible accounts                  162            163
    Amortization of stock compensation                      3             97
    Gain on sale of property, plant & equipment           (19)           (21)
    Benefit for deferred income taxes                    (962)          (440)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (5,924)        (8,731)
      Inventories                                      (1,649)            56
      Prepaid expenses and other current assets          (626)        (1,336)
      Other assets                                       (261)           (92)
      Accounts payable                                  1,130          1,402
      Product warranty program reserves                  (182)           623
      Taxes based on income                              (542)          (762)
      Accrued liabilities                                (806)           (48)
      Other liabilities                                   379          1,803
                                                     --------       --------
    Net cash provided by continuing operations          9,456          9,433
                                                     --------       --------

    Income on disposal of discontinued operations         -              319
                                                     --------       --------
        Net cash provided by operating activities       9,456          9,752
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (5,254)        (5,974)
  Net proceeds from disposition of net assets of
    discontinued operations                               -              254
  Other - net                                              38            125
                                                     --------       --------
    Net cash used in investing activities              (5,216)        (5,595)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  -               72
  Payments of long-term debt                              -              (48)
  Dividends paid                                       (3,344)        (3,038)
  Proceeds from exercise of stock options               1,043          1,767
  Purchase of treasury stock                           (3,055)       (27,746)
                                                     --------       --------
    Net cash used in financing activities              (5,356)       (28,993)
                                                     --------       --------

Effect of exchange rate changes                          (815)        (1,556)
                                                     --------       --------
Net decrease in cash and cash equivalents              (1,931)       (26,392)
                                                     --------       --------

Cash and cash equivalents at beginning of year         43,266         53,304
                                                     --------       --------
Cash and cash equivalents at June 30                 $ 41,335       $ 26,912
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997



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

2) The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations for the year ending December 31, 1998. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On April 29, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to reduce the par value of the Company's Common Stock from $1.00 per share to $0.01 per share. All share amounts have been adjusted retroactively for the reduction in par value.

4)    Cash payments for interest and income taxes are as follows:

                                       Six months ended June 30
                                      -------------------------
                                         1998           1997
                                      ----------     ----------
      Interest                        $   44,000     $   51,000
      Income taxes                     9,920,000      8,966,000

5) The number of shares used in the calculation of basic and diluted earnings per share information is as follows:

                        Three months ended June 30    Six months ended June 30
                        --------------------------    ------------------------
                            1998           1997          1998          1997
                        -----------     ----------    ----------    ----------
      Basic              19,296,634     19,565,852    19,292,909    20,063,180
      Diluted            19,866,138     20,202,524    19,910,878    20,727,726

      The number of shares and the related earnings per share data for the periods ended June 30, 1997 have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1997.

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1998 AND 1997



6) As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Equity Adjustment From Foreign Currency Translation account to be reported as Accumulated Other Comprehensive Income on the Company's Consolidated Condensed Balance Sheets. The statement also requires foreign currency translation adjustments to be reported as a component of comprehensive income.

      Total comprehensive income for the three and six months ended June 30, 1998 was $6,421,000 and $13,690,000, respectively, and for the three and six months ended June 30, 1997 was $6,250,000 and $11,425,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income on the Company's Consolidated Condensed Balance Sheets.

7) In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. As allowed by Statement 131, the Company has elected not to apply the statement's standards to interim financial statements in 1998. The Company is in the process of evaluating the impact of Statement 131 on the Company's reported segments.

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended June 30, 1998 and 1997
-----------------------------------------------------------

Net sales for the second quarter of 1998 were $85.6 million, a 6% increase compared to sales of $81.0 million in the second quarter of 1997. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 1% in the second quarter of 1998 compared to the second quarter of 1997, primarily reflecting a slight increase in sales volume at Precision. Precision's sales increased at its Virginia-based division, but declined at its Tennessee operation. The increase in sales at Precision's Virginia operation was due to continued growth of its expanded composite gasket product line. The decrease in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to the impact of a three-week labor strike at two of its major plants in Tennessee during the quarter. The strike was settled May 10, 1998 and a three-year contract was signed with the same economic package as originally offered by the Company immediately before the strike. The labor strike at General Motors, Precision's largest customer, that began June 5, 1998 and was settled on July 29, 1998 also had a small negative impact on sales in the most recent quarter. The Company estimates that the combined effect of the two strikes during the second quarter of 1998 resulted in lost revenues of approximately $3.0 million at its Tennessee operation and $400,000 at its Virginia operation. The General Motors strike probably will have an effect on Precision's results for the third quarter of 1998. See Forward-Looking Statements. Sales at Skeels were approximately the same in the second quarter of 1998 compared to the same quarter in 1997.

Sales at the Specialty Chemicals Division, principally car care products, increased 11% in the second quarter of 1998 compared to the same quarter in 1997. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 15% in the most recent quarter compared to the same quarter in 1997. Sales increased 21% in the U.S. compared to the prior year primarily due to higher revenues from the division's professional products and product warranty programs and increased export sales to Latin America, partially offset by lower export sales to Asian distributors. Foreign subsidiary sales increased 3% in the most recent quarter compared to the prior year despite the continued negative translation effect of the strong U.S. dollar.

The consolidated cost of sales in the second quarter of 1998 decreased to 60.4% of sales compared to 62.0% in the second quarter of 1997. The increase in the consolidated gross margin percentage was due to the growth in sales at the higher margin Specialty Chemicals Division and improved gross margin percentages at Precision and the Specialty Chemicals Division. Precision's gross margin percentage increased due to a change in its sales mix caused primarily by the Tennessee strike-related decline in sales of lower margin products. Precision's gross margin in the third quarter may be negatively impacted due to the labor strike at General

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Motors that was settled on July 29, 1998. See Forward-Looking Statements. During the second quarter of 1998, the gross margin percentage also increased at the Specialty Chemicals Division due to a change in its sales mix to higher margin products.

Selling, general and administrative (SG&A) expenses in the second quarter of 1998 were $23.3 million (27.2% of sales) compared to $20.9 million (25.8% of sales) for the second quarter of 1997. The increase in SG&A expenses was primarily due to higher expenses at the Specialty Chemicals Division associated with the growth in revenue of product warranty programs. SG&A expenses also increased at Precision's Virginia-based operation reflecting the higher sales volumes. As a percentage of sales, SG&A expenses increased at Precision and the Specialty Chemicals Division, primarily due to a change in sales mix. Corporate operating expenses decreased in the second quarter of 1998 compared to the second quarter of 1997 due to lower executive incentive compensation expenses and the lack of certain nonrecurring costs incurred in the second quarter of 1997.

Income before taxes based on income increased 8% to $11.1 million in 1998 from $10.3 million in the second quarter of 1997. In the Automotive and Industrial Components Division, Precision's operating profit increased 6% compared to the second quarter of 1997 due to the higher sales and improved gross margins. The Specialty Chemicals Division recorded a 3% increase in operating profit in the quarter ended June 30, 1998 primarily due to improved results in its U.S. and European operations.

The effective tax rate in the second quarter of 1998 was 35.7%, down from the 36.9% tax rate in the second quarter of 1997. This decrease reflects the anticipated reduction in the 1998 full year rate to 36.5%, which is lower than the 37.2% full year rate in 1997. This decline in the effective tax rate is primarily due to changes in estimated provisions for the repatriation of foreign earnings.

Income from continuing operations increased 10% to $7.1 million in the second quarter of 1998 compared to $6.5 million in the second quarter of 1997 as a result of the increase in pretax income. Basic income per share in the second quarter of 1998 increased 12% to $.37 from $.33 in 1997 due to the higher net income and fewer shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 1% in 1998 primarily due to repurchases of the Company's outstanding stock during the most recent quarter pursuant to the three-year, $15 million share repurchase program authorized by the Board of Directors in the fourth quarter of 1995. Diluted earnings per share increased 13% in the second quarter of 1998 compared to 1997 for the same reasons as the increase in basic earnings per share.


Comparison of the six months ended June 30, 1998 and 1997
---------------------------------------------------------

Net sales for the first half of 1998 increased 8% to $171.4 million from $158.9 million in the same period of last year. Sales were up 7% for the Automotive Components Division compared to the first six months of 1997 due primarily to higher sales at Precision's Virginia and Tennessee operations. Sales at Skeels increased slightly in the first half of 1998 compared to the same period last year. Sales for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


the Specialty Chemicals Division increased 9% in the first six months of 1998 compared to the same period in 1997 primarily due to higher sales in the U.S., Belgium, Canada, France, U.K. and Mexico. Excluding the effect of foreign exchange rate fluctuations, total sales of this Division would have increased 14% in the first six months of 1998 compared to the same period in 1997.

Total cost of sales for the first half of 1998 was 60.6% of sales compared to 61.6% in the first half of 1997. Precision and the Specialty Chemicals Division achieved higher gross margins for the reasons explained in the analysis of the second quarter.

Selling, general and administrative expenses increased to $45.6 million for the first six months of 1998 from $41.7 million for the same period in 1997. The increase primarily reflects higher spending levels at the Specialty Chemicals Division and Precision due to the higher revenues and a change in sales mix. Operating expenses at Corporate for the first six months of 1998 were below the comparable period in 1997 due to lower executive incentive compensation costs and certain nonrecurring expenses incurred in 1997.

Income before taxes based on income increased to $23.1 million from $20.4 million in the first half of 1997. The Specialty Chemicals Division had a 6% increase in operating profit compared to the first half of last year primarily due to improved results at its U.S., Belgium, French, Canadian and U.K. operations. In the Automotive Components Division, Precision's operating profit increased compared to the first half of 1997 as a result of higher sales. Skeels' operating profit was slightly below 1997 levels.

Basic earnings per share rose 19% to $.76 in the first half of 1998 compared to $.64 in the same period in 1997. The increase in basic earnings per share is attributable to the increase in income and a 4% decrease in the number of shares used in the calculation of basic earnings per share. The decrease in the number of shares was primarily due to the repurchase in April 1997 of 1,650,000 shares of the Company's outstanding stock pursuant to a Dutch Auction self-tender offer. Diluted earnings per share increased in 1998 compared to 1997 for the same reasons as the increase in basic earnings per share.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning business which was formerly part of the Automotive and Industrial Components Division. The results from the disposal of WCS' operations have been classified on the statements of income as discontinued operations. Income on disposal of discontinued operations of $319,000 in the second quarter of 1997 was attributable to adjustments to certain estimated reserves arising from the May 1996 sale.


FINANCIAL CONDITION
-------------------

Working capital at the end of the second quarter was $94.4 million compared to $86.5 million at December 31, 1997. The current ratio at the end of the second quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


was 2.57 to 1 compared to 2.41 to 1 at December 31, 1997. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $41.3 million at June 30, 1998 compared to $43.3 million at December 31, 1997. The decrease in cash and cash equivalents was primarily due to $3.1 million used for repurchases of the Company's common stock and normal investing and financing activites offset by cash provided by operating activities.

Accounts receivable increased $5.8 million to $62.1 million at June 30, 1998 from $56.4 million at December 31, 1997. This increase was primarily due to the higher sales at the Specialty Chemicals Division. Inventories increased $1.6 million to $32.7 million at the end of the second quarter of this year compared to $31.0 million at December 31, 1997. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, but remained approximately the same at Precision.

During the six months ended June 30, 1998, the Company purchased $5.3 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that capital expenditures will be approximately $13 million in 1998.

Stockholders' equity at June 30, 1998 was $136.9 million or $7.12 per share compared to $127.5 million or $6.63 per share at December 31, 1997. The increase of $9.4 million is attributable to net income of $14.6 million, $1.1 million from the exercise of stock options, reduced by $2.3 million of dividends declared, $3.1 million of repurchases of the Company's common stock and a $.9 million decrease in the foreign currency translation account.


YEAR 2000 MATTERS
-----------------

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. In 1996 the Company began the necessary change-over of computer systems at its major locations, and anticipates the changes will be substantially completed by the end of 1998. Certain smaller foreign locations are also presently working toward timely implementation of necessary changes. The costs incurred thus far, and expected to be incurred in the future, are not significant. The Company is also working with customers and vendors to determine their ability to make the necessary conversions. Management presently expects that, subject to factors beyond the control of the Company, the necessary corrections will be completed before the Year 2000 with no effect on customers or disruption to business operations. See Forward-Looking Statements.

EURO CURRENCY CONVERSION
------------------------

The Euro currency ("Euro") is scheduled to be introduced on January 1, 1999, at which time the eleven participating European Monetary Union member countries will establish irrevocable fixed conversion rates between their local currencies and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Euro. However, the local currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact noncash transactions in either Euro or the local currency.

The Company and its subsidiaries with operations located in the countries participating in the economic and monetary union are currently evaluating the Euro conversion and the potential impact on their operations. At the present time, the Company believes the necessary changes and costs incurred thus far, and expected to be incurred in the future, are not significant. See Forward-Looking Statements.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: the General Motors labor strike from June 5, 1998 to July 29, 1998 and its effect on sales and operating margins of the Company and its subsidiaries; the impact of the U.S. dollar exchange rates; the anticipated level of capital expenditures; the sufficiency of working capital; and the lack of impact of the Year 2000 problem and Euro currency conversion on the Company's business operations.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: the Company's ability to take actions to reduce the effect of the General Motors labor strike on Precision's future results; sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S. dollar; the impact of competitive products and pricing; regulatory or technical developments or subsequently developed information causing an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company and its venders and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America and Western Europe.

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

                         WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 5 - Other Information


On August 5, 1998, the Board of Directors of Registrant amended Registrant's Shareholders' Rights Plan to extend the expiration date from March 3, 1999 to March 3, 2009.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K


(a)   Exhibits

        11 - Computation of net income per common share - basic and assuming dilution.

        27  - Financial data schedule.

(b) As previously reported in Registrant's Form 10-Q Report for the quarter ended March 31, 1998, on April 27, 1998 Registrant filed a report on Form 8-K reporting the commencement of the strike at two of Precision's main manufacturing facilities in Lebanon, Tennessee.

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                   (Registrant)






Date    August 7, 1998                          James Carroll
     ------------------------      -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date    August 7, 1998                        Seymour A. Schlosser
     ------------------------      -------------------------------------------
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