Form 10-Q
period 1998-09-30
WYNNS INTERNATIONAL INC
filed 1998-11-06
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1998

                                         or

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


At October 30, 1998, Registrant had 18,797,126 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------


                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1998 (unaudited) and
              December 31, 1997                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Nine Months Ended
              September 30, 1998 and 1997                                 3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1998 and 1997                                 4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-11

Part II - Other Information

       Item 1 - Legal Proceedings                                         12

       Item 5 - Other Information                                         13

       Item 6 - Exhibits and Reports on Form 8-K                          14

Signatures                                                                15


                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                     September 30
                                                         1998       December 31
                                                     (unaudited)       1997
                                                     ------------   -----------

                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 41,009       $ 43,266
  Accounts receivable, less $1,030 allowance for
    doubtful accounts ($959 at December 31, 1997)       63,399         56,355
  Inventories:
    Finished goods                                      22,067         19,821
    Raw materials and work in process                   11,993         11,224
                                                      --------       --------
                                                        34,060         31,045
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,691 at
    September 30, 1998 and $12,208 at
    December 31, 1997)                                  18,276         17,217
                                                      --------       --------
      Total current assets                             156,744        147,883

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             49,397         48,341
Other assets                                            10,992         10,867
                                                      --------       --------
                                                      $217,133       $207,091
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 21,328       $ 20,696
  Taxes based on income                                  1,308          1,264
  Accrued liabilities                                   39,749         39,426
                                                      --------       --------
      Total current liabilities                         62,385         61,386

Deferred taxes based on income                           7,026          7,825
Other liabilities                                       11,005         10,357

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued (21,860,511 at December 31, 1997)        219            219
  Capital in excess of par value                        24,086         23,965
  Retained earnings                                    154,775        137,457
  Accumulated other comprehensive income (equity
    adjustment from foreign currency translation)       (5,210)        (5,033)
  Unearned compensation                                    (65)           (58)
  Common stock held in treasury 3,003,709 shares,
    at cost (2,623,087 at December 31, 1997)           (37,088)       (29,027)
                                                      --------       --------
      Total stockholders' equity                       136,717        127,523
                                                      --------       --------
                                                      $217,133       $207,091
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)

                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                   -------------------     -------------------
                                     1998       1997         1998       1997
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 79,835   $ 79,356     $251,233   $238,283
  Interest income                       569        447        1,764      1,571
                                   --------   --------     --------   --------
                                     80,404     79,803      252,997    239,854
                                   --------   --------     --------   --------
Costs and expenses:
  Cost of sales                      49,485     49,844      153,336    147,723
  Selling, general &
    administrative                   21,469     19,675       67,021     61,348
  Interest expense                       61         68          192        183
                                   --------   --------     --------   --------
                                     71,015     69,587      220,549    209,254
                                   --------   --------     --------   --------

Income before taxes based
  on income                           9,389     10,216       32,448     30,600
Provision for taxes based
  on income                           3,265      3,800       11,681     11,383
                                   --------   --------     --------   --------

Income from continuing operations     6,124      6,416       20,767     19,217
                                   --------   --------     --------   --------

Income on disposal of discontinued
  operations, net of income taxes
  of $159                               -          -            -          319
                                   --------   --------     --------   --------

Net income                         $  6,124   $  6,416     $ 20,767   $ 19,536
                                   ========   ========     ========   ========

Income per share of common stock:
  Basic:
    Continuing operations              $.32       $.33        $1.08       $.97
    Discontinued operations             -          -            -          .02
                                   --------   --------     --------   --------
      Total                            $.32       $.33        $1.08       $.99
                                   ========   ========     ========   ========

  Diluted:
    Continuing operations              $.31       $.32        $1.05       $.94
    Discontinued operations             -          -            -          .02
                                   --------   --------     --------   --------
      Total                            $.31       $.32        $1.05       $.96
                                   ========   ========     ========   ========

Cash dividend per common share         $.06     $.0533         $.18       $.16
                                   ========   ========     ========   ========




See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Nine Months Ended
                                                          September 30
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
  Income from continuing operations                  $ 20,767       $ 19,217
  Adjustments:
    Depreciation and amortization                       6,143          5,990
    Provision for uncollectible accounts                  222            344
    Amortization of stock compensation                     12            145
    Gain on sale of property, plant & equipment           (20)           (22)
    Benefit for deferred income taxes                  (1,304)          (512)
    Changes in operating assets and liabilities:
      Accounts receivable (net)                        (7,266)       (10,041)
      Inventories                                      (3,015)           865
      Prepaid expenses and other current assets          (576)        (1,525)
      Other assets                                       (404)          (168)
      Accounts payable                                    632          2,079
      Product warranty program reserves                 2,883          1,021
      Taxes based on income                                44            355
      Accrued liabilities                              (1,530)         2,785
      Other liabilities                                   648          2,196
                                                     --------       --------
    Net cash provided by continuing operations         17,236         22,729
                                                     --------       --------

    Income on disposal of discontinued operations         -              319
                                                     --------       --------
        Net cash provided by operating activities      17,236         23,048
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (7,079)        (9,641)
  Net proceeds from disposition of net assets of
    discontinued operations                               -              254
  Other - net                                              48             94
                                                     --------       --------
    Net cash used in investing activities              (7,031)        (9,293)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under lines of credit - net                  -               58
  Payments of long-term debt                              -              (69)
  Dividends paid                                       (4,479)        (4,064)
  Proceeds from exercise of stock options               1,044          1,881
  Purchase of treasury stock                           (9,003)       (28,056)
                                                     --------       --------
    Net cash used in financing activities             (12,438)       (30,250)
                                                     --------       --------

Effect of exchange rate changes                           (24)        (1,986)
                                                     --------       --------
Net decrease in cash and cash equivalents              (2,257)       (18,481)
                                                     --------       --------

Cash and cash equivalents at beginning of year         43,266         53,304
                                                     --------       --------
Cash and cash equivalents at September 30            $ 41,009       $ 34,823
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 AND 1997



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

2) The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations for the year ending December 31, 1998. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3) On April 29, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to reduce the par value of the Company's Common Stock from $1.00 per share to $0.01 per share. All share amounts have been adjusted retroactively for the reduction in par value.

4)    Cash payments for interest and income taxes are as follows:

                                            Nine Months
                                         Ended September 30
                                      --------------------------
                                         1998           1997
                                      -----------    -----------
      Interest                        $    57,000    $    88,000
      Income taxes                     12,941,000     11,699,000

5) The number of shares used in the calculation of basic and diluted earnings per share information is as follows:

                               Three Months                 Nine Months
                            Ended September 30           Ended September 30
                        -------------------------    -------------------------
                            1998          1997           1998          1997
                        -----------   -----------    -----------   -----------
      Basic              19,031,979    19,233,177     19,205,932    19,786,512
      Diluted            19,560,959    19,848,677     19,783,807    20,442,179

      The number of shares and the related earnings per share data for the periods ended September 30, 1997 have been adjusted retroactively to reflect the 3 for 2 stock split effected in December 1997.

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 1998 AND 1997



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

      Total comprehensive income for the three and nine months ended September 30, 1998 was $6,900,000 and $20,590,000, respectively, and for the three and nine months ended September 30, 1997 was $5,942,000 and $17,367,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income on the Company's Consolidated Condensed Balance Sheets.

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

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF CONTINUING OPERATIONS
--------------------------------

Comparison of the three months ended September 30, 1998 and 1997
----------------------------------------------------------------

Net sales for the third quarter of 1998 were $79.8 million, a 1% increase compared to sales of $79.4 million in the third quarter of 1997. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 2% in the third quarter of 1998 compared to the third quarter of 1997, primarily reflecting a small increase in sales volume at Precision.
The labor strike at General Motors, Precision's largest customer, that began June 5, 1998 and was settled on July 29, 1998 had a negative impact on Precision's sales in the most recent quarter. Despite the adverse impact of the General Motors labor strike, Precision's sales increased slightly at its Virginia-based division and at its Tennessee operation.
The increase in sales at Precision's Virginia operation was due to continued growth of its expanded composite gasket product line. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to the off-road construction and aerospace markets, partially offset by lower sales to the automotive market. Sales at Skeels were approximately the same in the third quarter of 1998 compared to the same quarter in 1997.

Sales at the Specialty Chemicals Division, principally car care products, decreased 1% in the third quarter of 1998 compared to the same quarter in 1997. Excluding the effect of foreign exchange rate fluctuations, total net sales of this Division would have increased 1% in the most recent quarter compared to the same quarter in 1997. Sales decreased 1% in the U.S. compared to the prior year primarily due to lower sales of professional products and lower export sales to Asian and Latin American distributors. Foreign subsidiary sales also decreased 1% in the most recent quarter compared to the prior year. Foreign subsidiary sales were impacted by the continued negative translation effect of the strong U.S. dollar during the third quarter of 1998 compared to the same quarter last year. Beginning in late September and continuing through October 1998, the U.S. dollar has weakened against the currencies in those countries in which this Division operates.

The consolidated cost of sales in the third quarter of 1998 decreased to 62.0% of sales compared to 62.8% in the third quarter of 1997. The increase in the consolidated gross margin percentage was due to improved gross margin percentages at the Specialty Chemicals Division. During the third quarter of 1998, the gross margin percentage increased at the Specialty Chemicals Division due to a change in its sales mix to higher margin products. Precision's gross margin percentage was unchanged in the third quarter of 1998 compared to the same period last year.

Selling, general and administrative (SG&A) expenses in the third quarter of 1998 were $21.5 million (26.9% of sales) compared to $19.7 million (24.8% of sales) for the third quarter of 1997. The increase in SG&A expenses was primarily due to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


higher selling costs associated with product warranty programs at the Specialty Chemicals Division. SG&A expenses were approximately the same at Precision in absolute dollars and as a percentage of sales. As a percentage of sales, SG&A expenses increased at the Specialty Chemicals Division, primarily due to a change in sales mix. Corporate operating expenses decreased in the third quarter of 1998 compared to the third quarter of 1997 due to lower executive incentive compensation expenses.

Income before taxes based on income decreased 8% to $9.4 million in 1998 from $10.2 million in the third quarter of 1997, due to a 30% decline in operating profit at the Specialty Chemicals Division. The decline in operating profit at the Specialty Chemicals Division in the third quarter of 1998 compared to the same period last year was primarily caused by weak results in the Asia Pacific area and Latin America, as well as a slowdown in the subprime lending markets served by the U.S. product warranty business. Partially offsetting the third quarter decline in the Specialty Chemicals Division's operating profit were a 3% increase in operating profit at Precision, reduced Corporate expenses, and an increase in consolidated interest income, all compared to the third quarter of 1997.

The effective tax rate in the third quarter of 1998 was 34.8%, down from the 37.2% tax rate in the third quarter of 1997. This decrease reflects the anticipated reduction in the 1998 full year rate to 36.0%, which is lower than the 37.2% full year rate in 1997. This decline in the effective tax rate is primarily due to changes in estimated provisions for the repatriation of foreign earnings.

Income from continuing operations decreased 5% to $6.1 million in the third quarter of 1998 compared to $6.4 million in the third quarter of 1997 as a result of the decrease in pretax income, partially offset by the lower effective tax rate. Basic income per share in the third quarter of 1998 decreased 3% to $.32 from $.33 in 1997 due to the lower net income and fewer shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 1% in 1998 primarily due to repurchases of the Company's outstanding stock during the most recent quarter pursuant to the three-year, $15 million share repurchase program authorized by the Board of Directors in the fourth quarter of 1995. Diluted earnings per share also decreased 3% in the third quarter of 1998 compared to 1997 for the same reasons as the decrease in basic earnings per share.


Comparison of the nine months ended September 30, 1998 and 1997
---------------------------------------------------------------

Net sales for the nine months of 1998 increased 5% to $251.2 million from $238.3 million in the same period of last year. Sales were up 5% for the Automotive Components Division compared to the first nine months of 1997 due primarily to higher sales at Precision's Virginia and Tennessee operations. Sales at Skeels increased slightly in the first nine months of 1998 compared to the same period last year. Sales for the Specialty Chemicals Division increased 6% in the first nine months of 1998 compared to the same period in 1997 primarily due to higher sales in the U.S., Belgium, Canada, France, U.K. and Mexico. Excluding the effect of foreign exchange rate fluctuations, total sales of this Division would have increased 9% in the first nine months of 1998 compared to the same period in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Total cost of sales for the first nine months of 1998 was 61.0% of sales compared to 62.0% in the first nine months of 1997. Precision and the Specialty Chemicals Division achieved higher gross margins due to the higher sales and a change in sales mix.

Selling, general and administrative expenses increased to $67.0 million for the first nine months of 1998 from $61.3 million for the same period in 1997. The increase primarily reflects higher spending levels at the Specialty Chemicals Division and Precision due to the higher revenues, increased selling costs associated with the Specialty Chemical Division's product warranty business and a change in sales mix. Operating expenses at Corporate for the first nine months of 1998 were below the comparable period in 1997 due to lower executive incentive compensation costs and certain nonrecurring expenses incurred in 1997.

Income before taxes based on income increased to $32.4 million from $30.6 million in the first nine months of 1997. In the Automotive Components Division, Precision's operating profit increased 10% compared to the first nine months of 1997 as a result of higher sales. Skeels' operating profit was slightly above 1997 levels. The Specialty Chemicals Division had a 7% decrease in operating profit compared to the first nine months of last year primarily due to weak results in the Asia Pacific and Latin America areas and a slowdown in the subprime lending markets served by the U.S. product warranty business.

Basic earnings per share rose 11% to $1.08 in the first nine months of 1998 compared to $.97 in the same period in 1997. The increase in basic earnings per share is attributable to the increase in income and a 3% decrease in the number of shares used in the calculation of basic earnings per share. The decrease in the number of shares was primarily due to the repurchase in April 1997 of 1,650,000 shares of the Company's outstanding stock pursuant to a Dutch Auction self-tender offer and repurchases of the Company's outstanding stock during the most recent two quarters pursuant to the three-year, $15 million share repurchase program. Diluted earnings per share increased in 1998 compared to 1997 for the same reasons as the increase in basic earnings per share.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------

On May 23, 1996, the Company sold the principal operating assets of Wynn's Climate Systems, Inc., (WCS), the automotive air conditioning business which was formerly part of the Automotive and Industrial Components Division. The results from the disposal of WCS' operations have been classified on the statements of income as discontinued operations. Income on disposal of discontinued operations of $319,000 in 1997 was attributable to adjustments to certain estimated reserves arising from the May 1996 sale.


FINANCIAL CONDITION
-------------------

Working capital at the end of the third quarter was $94.4 million compared to $86.5 million at December 31, 1997. The current ratio at the end of the third quarter was 2.51 to 1 compared to 2.41 to 1 at December 31, 1997.
The Company has adequate cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $41.0 million at September 30, 1998 compared to $43.3 million at December 31, 1997. The decrease in cash and cash equivalents was primarily due to $9.0 million used for repurchases of the Company's common stock and normal investing and financing activities offset by cash provided by operating activities.

Accounts receivable increased $7.0 million to $63.4 million at September 30, 1998 from $56.4 million at December 31, 1997. This increase was primarily due to the higher sales at Precision and the offering of extended terms to certain large customers of the Specialty Chemicals Division. Inventories increased $3.0 million to $34.1 million at the end of the third quarter of this year compared to $31.0 million at December 31, 1997. Inventories increased at the Specialty Chemicals Division, primarily in the U.S. professional products division, and increased at Precision, primarily at its Tennessee operation and related service center distribution warehouses.

During the nine months ended September 30, 1998, the Company purchased $7.1 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. The Company anticipates that total capital expenditures in 1998 will be between $9 million and $11 million.

Stockholders' equity at September 30, 1998 was $136.7 million or $7.24 per share compared to $127.5 million or $6.63 per share at December 31, 1997. The increase of $9.2 million is attributable to net income of $20.8 million and $1.0 million from the exercise of stock options, reduced by $3.4 million of dividends declared, $9.0 million of repurchases of the Company's common stock and a $.2 million decrease in the foreign currency translation account.


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

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S. dollar; the impact of competitive products and pricing; regulatory or technical developments or subsequently developed information causing an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company and its vendors and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America, Western Europe and Asia Pacific area.

Thus, the Company's actual results may differ materially from the expected results expressed or implied by the forward-looking statements.

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

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 5 - Other Information


On August 5, 1998, the Board of Directors of Registrant amended Registrant's Shareholders' Rights Plan (the "Plan") to extend the expiration date from March 3, 1999 to March 3, 2009 and effective October 22, 1998, the Board of Directors amended the Plan to eliminate the Plan's continuing directors provisions. The Registrant filed amendments to its registration statement on Form 8-A dated March 3, 1989 with respect to the registration of the Junior Participating Preferred Stock Purchase Rights initially distributed to holders of common stock of Registrant on March 15, 1989, reflecting these amendments on September 11, 1998 and November 5, 1998, respectively.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K


(a)   Exhibits

        4.1 - Second Amended Rights Agreement, dated October 22, 1998 (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A/A dated November 5, 1998).

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






Date      November 6, 1998                      James Carroll
      ------------------------     -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date      November 6, 1998                    Seymour A. Schlosser
      ------------------------     -------------------------------------------
                                   Seymour A. Schlosser
                                   Vice President-Finance
                                   (Principal Financial and Accounting Officer)

                          WYNN'S INTERNATIONAL, INC.

                              INDEX TO EXHIBITS




Exhibit
Number                           Description
-------                          -----------

  11 Computation of Net Income Per Common Share - Basic and Assuming Dilution


  27 Financial Data Schedule (included with EDGAR version only)