Form 10-K405
period 1998-12-31
WYNNS INTERNATIONAL INC
filed 1999-03-26
CIK 108721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended DECEMBER 31, 1998;

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________  to _________________


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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                    Name of Each Exchange
           Title of Each Class                       on Which Registered
----------------------------------------           -----------------------
 Common Stock, par value $.01 per share            New York Stock Exchange

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The aggregate market value of voting stock held by non-affiliates of the Registrant was $292,277,096 as of March 11, 1999. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

        On March 11, 1999, Registrant had 18,795,413 shares of Common Stock outstanding.

        Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1998. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999.

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

                                     PART I

ITEM 1. BUSINESS

        Wynn's International, Inc., through its subsidiaries, is engaged primarily in the automotive and industrial components business and the specialty chemicals business. The Company designs, produces and sells O-rings and other seals and molded elastomeric and thermoplastic polymer products. The Company also formulates, produces and sells specialty chemical products, service programs and automotive service equipment and distributes, primarily in southern California, locks and hardware products manufactured by others. Prior to the sale in May 1996 of the principal operating assets of its wholly-owned subsidiary, Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"), the Company designed, produced and sold automotive air conditioning systems and components. In 1998, the Company also began selling vehicle service contract programs for new and used automobiles and light trucks.

        The Company markets its O-rings and other molded polymer products under the trade name "Wynn's-Precision." The Company markets its specialty chemical products, automotive service equipment, and vehicle service contract programs under various trademarks, including WYNN'S(R), FRICTION PROOFING(R), X-TEND(R), SPIT FIRE(R), CHARGE(R), DU-ALL(R), TRANSERVE(R), POWERFLUSH(TM), WYNN'S PRODUCT WARRANTY(R), WYNN'S EXTENDED CARE(TM) and WYNN'S PLUS(TM).

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

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

        The Company's operations are conducted in two industry segments:
Automotive and Industrial Components, and Specialty Chemicals. Financial information relating to the Company's business segments for the three years ended December 31, 1998 is incorporated by reference from Note 13 of "Notes to Consolidated Financial Statements" on pages 37 and 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 (the "1998 Annual Report").

                      AUTOMOTIVE AND INDUSTRIAL COMPONENTS

        The Automotive and Industrial Components Division consists of Wynn's-Precision, Inc. ("Precision") and Robert Skeels & Company ("Skeels"). The Automotive and Industrial Components Division also included Wynn's Climate Systems prior to the sale of its principal operating assets in May 1996. During 1998, sales from continuing operations of the Automotive and Industrial Components Division were $175,823,000, or 52% of the Company's total net sales, as compared with $168,266,000 and 52% in 1997. The pretax profit from continuing operations of the division in 1998 was $29,234,000, as compared with $26,446,000 in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Operating Segments and Related Information" on pages 17 through 23 and 37 through 38, respectively, of the 1998 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on page 6 below.

                             WYNN'S-PRECISION, INC.

           (O-RINGS, ENGINEERED SEALS AND OTHER MOLDED ELASTOMERIC AND
                        THERMOPLASTIC POLYMER PRODUCTS)

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

DISTRIBUTION

        Precision sells its products primarily through a direct sales force to original equipment manufacturer ("OEM") customers and component suppliers to OEMs. Precision also markets its products throughout the United States through independent distributors and through Company-operated regional service centers located in California, Illinois, Indiana, Michigan, Minnesota, New York, North Carolina, Ohio, Texas and Wisconsin. Precision's Canadian operation distributes products principally through a direct sales force to OEM customers, through independent distributors and through Precision-operated service centers in Canada and England.

PRODUCTION

        Precision's manufacturing facilities are located in Arizona, Kentucky, Tennessee, Texas, Virginia and Ontario, Canada. Precision added a manufacturing facility in China after entering into a joint venture with a Chinese company in the fourth quarter of 1998. Precision's administrative headquarters are located at the site of its main manufacturing facility in Lebanon, Tennessee. Also located in Lebanon, Tennessee are Precision's own tool production facility and a facility dedicated exclusively to injection molding. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1998, Precision continued to invest in new production equipment, which expanded production capacity primarily in its Tennessee, Virginia, and Kentucky facilities. In 1998, Precision also approved a significant capital expenditure to build a technologically advanced rubber mixing facility at its Lebanon, Tennessee production center. In 1996, Precision purchased from Lawson Mardon Wheaton Inc. the operating assets of its automotive plastics business located in Springfield, Kentucky. As a result of the transaction, Precision acquired a 76,375 square foot manufacturing facility and equipment dedicated to injection molding, injection blow molding and extrusion blow molding of various thermoplastic polymers.

        The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous suppliers in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1998 and are expected to continue to be available in 1999.

                             ROBERT SKEELS & COMPANY

        Skeels is a wholesale distributor of builders hardware products, including lock sets and locksmith supplies.

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

                               SPECIALTY CHEMICALS

        The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1998, net sales at Wynn Oil were $161,052,000, or 48% of the Company's total net sales, as compared to $152,687,000 and 48% for 1997. The pretax profit of the division during 1998 was $17,736,000, compared with $20,095,000 for 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Operating Segments and Related Information" on pages 17 through 23 and 37 through 38, respectively, of the 1998 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on page 6 below.

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

        Wynn Oil formulates its products to provide preventive or corrective maintenance for various parts of an automobile, including the engine, transmission, steering system, fuel system, differential, cooling system and certain other parts. Wynn Oil also manufactures equipment designed to work with Wynn Oil chemical products to assist automobile service technicians with routine tasks, such as flushing cooling and transmission systems. For example, the patented DU-ALL machine is a portable machine used with Wynn's chemicals to flush and refill antifreeze in a vehicle and to recycle the used antifreeze. The DU-ALL system has been approved by General Motors, Ford, DaimlerChrysler, Nissan, Mitsubishi, Isuzu and Hyundai. The TRANSERVE, TRANSERVE II and TRANSERVE II+ automatic transmission flush systems are portable machines used with Wynn Oil chemicals to flush, refill and treat the transmission fluid in a vehicle. The TRANSERVE II+ system has been approved by General Motors, Ford, DaimlerChrysler, Nissan, Mitsubishi and Isuzu.

        Wynn Oil's industrial specialty chemical products include forging compounds, cleaners, release agents, lubricants, cutting and drawing fluids and multipurpose coolants. These chemical products are used in precision metal forming and machining operations. They are a mix of full synthetic, semi-synthetic and petroleum-based fluids that address specific functions and levels of operation severity.

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

        In 1998, Wynn's Extended Care, Inc. ("Wynn's Extended Care"), a wholly-owned subsidiary of Wynn Oil, launched the Wynn's Extended Care vehicle service contract program. The program features vehicle service contracts that cover virtually every major system of a car. Wynn's Extended Care sells its vehicle service contracts through new and used car dealers to purchasers of new and used cars. The Wynn's Extended Care program is backed by a contractual liability insurance policy.

DISTRIBUTION

        Wynn Oil's car care products are sold in the United States and in approximately 100 foreign countries. See "Foreign Operations" on page 12 below.

        Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products primarily through independent distributors and sales representatives. Wynn Oil also uses internal sales management personnel to sell and distribute its products. In addition, Wynn Oil distributes the Wynn's Product Warranty program through new and used car dealers and, on a limited basis, certain auto auctions. Wynn Oil also markets the Wynn's Product Warranty program in the United States and Canada through cooperative arrangements with national and regional automobile finance companies. Although these automobile finance companies have played an increasing role in the marketing of the Wynn's Product Warranty program in recent years, in 1998 Wynn Oil experienced a decline in revenue generated by these arrangements. No assurance can be given that such finance companies will continue to market the Wynn's Product Warranty program. Wynn's Extended Care markets its service contract programs in the United States through new and used car dealers, auto auctions and national and regional finance companies. Foreign sales of Wynn Oil products are made principally through wholly-owned subsidiaries, which sell primarily through independent distributors, warehouse distributors or manufacturers' representative organizations, with a direct sales force in France and the Netherlands. Wynn Oil also engages in direct export sales from the U.S. to independent distributors in Asia and Latin America, and from Belgium to independent distributors in certain European countries, North Africa, the Middle East and the former republics of the USSR. See "Other Factors Affecting the Business" on page 6 below.

PRODUCTION

        Wynn Oil has manufacturing facilities in California and Belgium. Other foreign subsidiaries either purchase products directly from the Company's manufacturing facilities in the United States and/or Belgium or have the products manufactured locally by outside contract suppliers according to Wynn Oil's specifications and formulae. Wynn Oil periodically reviews its production and sourcing locations in light of fluctuating foreign currency rates in order to ensure the best product cost and quality.

        Wynn Oil uses a large number of chemicals to produce its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1998 and is expected to continue to be available for the foreseeable future.

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

        Precision has a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision. The markets in which Precision competes are also sensitive to price changes. Requests for price reductions are not uncommon. Precision attempts to work with its customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1998, Precision invested approximately $8.1 million in new production equipment and facilities, which expanded its production capacity primarily at its Tennessee, Virginia and Kentucky facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 23 of the 1998 Annual Report, which is hereby incorporated by reference. Precision's major focus is to be the low cost producer of superior quality products within its industry. Precision believes it must expand into additional areas of sealing technology in order to continue to be an effective competitor.

        Competition with respect to Wynn Oil's specialty chemical and equipment products consists principally of other automotive aftermarket chemical, service equipment and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers and car manufacturers market private label brands of specialty chemical products. Wynn Oil's DU-ALL antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have received OEM approval. Similarly, Wynn Oil's TRANSERVE transmission fluid flush and fill equipment and chemicals compete against other transmission flush equipment. The Wynn's Product Warranty program competes with programs offered by other companies that feature lubricant kits backed by product warranties. The Wynn's Product Warranty program and Wynn's Extended Care also compete with service contract and extended warranty programs offered by other service contract providers and insurance companies. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

        Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

        Sales to General Motors constituted approximately 10.0% of the total net sales of the Company in 1998. No other customer represented more than 10% of total net sales of the Company in 1998.

GOVERNMENT REGULATIONS

        The number of governmental rules and regulations affecting the Company's business and products continues to increase.

        Wynn Oil markets the Wynn's Product Warranty program in forty-nine states in the U.S. and also in Canada. Questions have been raised by certain state and Canadian provincial regulators as to whether the product warranty that accompanies the kit is in the nature of insurance or a regulated service contract. Wynn Oil attempts to resolve these questions to the satisfaction of each such regulator. On occasion, it has elected not to sell the Wynn's Product Warranty program in certain jurisdictions. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty in the United States or other countries in the future. Over the past few years, sales of the Wynn's Product Warranty program have become an increasingly important element of Wynn Oil's domestic business.

        Wynn's Extended Care markets the Wynn's Extended Care vehicle service contract programs in approximately forty-six states in the U.S. Many states have laws and regulations that govern the sale of vehicle service contracts. These laws and regulations dictate, for example, the types of disclosures that must be included in the Wynn's Extended Care service contracts, and in some cases require that Wynn's Extended Care be licensed as a vehicle service contract provider. Wynn's Extended Care endeavors to comply with these laws and regulations. No assurance can be given that government laws and regulations will not significantly affect the marketing of the Wynn's Extended Care contracts in the future.

ENVIRONMENTAL MATTERS

        The Company is involved in certain environmental proceedings and potential proceedings principally arising out of the past or present use of various substances that have been or may be deemed to be hazardous. At December 31, 1998, the Company had recorded consolidated accrued reserves of approximately $9.4 million relating to environmental matters. In establishing such reserves, the Company evaluates the nature and extent of the underlying contamination to the extent known for each matter, the estimated cost of the likely remedy, the number and financial strength of other potentially responsible parties, and the evidence against the various potentially responsible parties. During this evaluation process, the Company makes its best estimate of its likely exposure with respect to each matter based on information known to the Company at that time. Such estimates may involve a range of exposures for each matter. The Company provides aggregate reserves for no less than the minimum amount of the aggregate range of outcomes established by the Company.

        The Company lacks sufficient information at this time to provide an estimate of its "reasonably possible" (as such term is defined in Statement of Financial Accounting Standard No. 5) potential liability from all environmental matters. In establishing reserves for environmental matters, the Company assumes that it has appropriately evaluated key factors, such as expected remedy costs, the likely degree of responsibility and ability to pay of other potentially responsible parties, and the Company's probable allocable share. It is reasonably possible that regulatory or technical developments or subsequently developed information could cause the Company to reevaluate its present range of outcomes and to record additional liabilities for existing environmental matters. However, based upon information presently known to the Company, the Company believes that any such additional liabilities should not materially affect the Company's consolidated financial position, annual results of operations or cash flow. See Note 10 of "Notes to Consolidated Financial Statements" on pages 34 and 35 of the 1998 Annual Report, which is hereby incorporated by reference.

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

               On May 15, 1997, the EPA issued Special Notice letters to nineteen companies and entities, including Wynn Oil, with respect to the BPOU. The Special Notice letters initiated an administrative process in which the recipients were given sixty days to submit a good faith offer to undertake the requested work and another sixty days to reach agreement with the EPA as to the terms of a consent decree. The EPA has indicated that it considered Wynn Oil to be one of the four largest contributors of volatile organic compounds to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA.

               In early June 1997 pursuant to a newly developed test method, perchlorates were detected in certain groundwater wells in the BPOU in excess of the State of California provisional action level of 18 parts per billion. Perchlorates are ions of ammonium perchlorate or potassium perchlorate, which are most commonly associated with the manufacturing of solid rocket fuel, fireworks and explosives. It is unclear whether any present treatment technology can practicably remove perchlorate to the State provisional action level, although two methods are under evaluation. After the discovery of perchlorate and also using newly-developed test methods, N-nitrosodimethylamine ("NDMA") was discovered in the groundwater in the BPOU in quantities in excess of the detection limit of 30 parts per trillion. NDMA is associated with the manufacture of rocket fuel, among other processes. As a result of issues arising from the discovery of perchlorate and NDMA in certain BPOU groundwater wells, the EPA extended the deadline for submission of a good faith offer to July 2, 1999.

               The discovery of perchlorate and NDMA in the BPOU caused the shutdown of certain production wells, which led the local water community to become more actively involved in the groundwater contamination issues in the BPOU. Wynn Oil has been working with certain other Special Notice recipients to negotiate a settlement, subject to EPA approval, with the Main San Gabriel Basin Watermaster ("Watermaster"), a Court-appointed entity with responsibility to manage the groundwater in the San Gabriel basin under the Court's jurisdiction. Under the terms discussed, Watermaster would implement the Interim Remedial Action in conjunction with its basin water management activities with funding from multiple sources, including settling Special Notice recipients, the Federal Bureau of Reclamation and others, subject to negotiated reopeners and additional funding events. No assurance can be given that a negotiated settlement reached with Watermaster will be approved by EPA. Wynn Oil's ultimate share of the total remedial costs cannot be estimated with certainty at this time. In establishing appropriate reserves for this matter, the Company has assumed that a negotiated settlement with Watermaster would be approved by EPA and that the settling Special Notice recipients would pay minimal EPA past costs.

               (b) In September 1995, the California Regional Water Quality Control Board-Los Angeles Region (the "RWQCB") sent letters to Wynn Oil and certain other facilities in the BPOU asking them to submit remedial action plans for vadose zone remediation at their respective facilities. In December 1995, Wynn Oil's consultants responded to the RWQCB stating that such remediation was neither warranted nor cost effective at the Azusa Facility. In August 1997, Wynn Oil received a letter from the RWQCB that did not dispute Wynn Oil's response with respect to remediation of the shallow vadose zone at the Azusa Facility. The RWQCB asked for additional monitoring well data before reaching a conclusion as to the deep soil vapor at the Azusa Facility. Representatives of Wynn Oil subsequently have met with representatives of the RWQCB to discuss the issue further. Wynn Oil may at some later date elect or be required to take specific remedial actions with respect to soils conditions at the Azusa Facility.

               (c) In February 1995, the owner (the "Property Owner") of certain real property (the "Site") formerly leased by Alkid Corporation ("Alkid"), an inactive subsidiary of the Company, filed a lawsuit in federal court against Alkid, Wynn's International, Inc. and Wynn Oil (collectively the "Wynn Defendants") and another former lessee and its principal. The complaint alleges that the defendants stored solid and hazardous wastes at the Site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint seeks relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the Site. After the Wynn Defendants were served with the lawsuit in June 1995, the parties filed various cross-claims and counterclaims against each other. Subsequent to the filing of the responsive pleadings, the Property Owner and the Wynn Defendants agreed to fund a joint investigation of the Site with each paying one-half of the cost. After this investigation was completed, all parties to the litigation agreed to fund three rounds of additional investigations of the Site with each paying one-third of the cost. During the pendency of these investigations, the litigation, including all discovery, has been stayed. The trial court has set a tentative trial date of July 15, 1999 for this matter. In order to avoid litigation costs and in expectation of ultimately reaching a settlement of all claims, the parties have been negotiating an interim settlement pursuant to which the litigation would be dismissed without prejudice, the parties would fund certain additional technical work equally and the parties would agree to certain non-binding alternative dispute resolution mechanisms. No assurance can be given that such an interim settlement will be reached. The Company does not have sufficient information to estimate the cost of cleanup at the Site.

               (d) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resource Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Performance of this work was completed in late 1991 and the consultants' report was submitted to the TNRCC in February 1992. In 1994, Wynn's Climate Systems received a request from the TNRCC for additional information. Wynn's Climate Systems furnished the requested information to the TNRCC and then voluntarily conducted additional investigation activities at this facility. Wynn's Climate Systems' lease of this facility expired in December 1994. Due to a dispute with the property owner following expiration of the lease, Wynn's Climate Systems was unable to perform any additional work at the site in 1995 or early 1996. In April 1996, the property owner notified Wynn's Climate Systems that it would grant access to Wynn's Climate Systems for further investigation of the site. Thereafter, Wynn's Climate Systems submitted a report to the TNRCC recommending a remedial action plan for the site and met with the TNRCC to receive their comments. In 1998, the TNRCC approved the remedial action plan for the site and the remedial work was completed in the first quarter of 1999. Wynn's Climate Systems is now preparing a final site closure report for submittal to the TNRCC.

               (e) Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site"). A PRP Steering Committee (the "CRI Committee") was formed to negotiate with the EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. Approximately 85 PRPs, including Wynn's Climate Systems, have agreed to participate in the CRI Committee and have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the CRI Committee. No significant developments occurred in 1998. As of March 1999, Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by CRI Committee members was approximately two-tenths of one percent (0.2%).

        The foregoing "Environmental Matters" section and Note 10 of "Notes to Consolidated Financial Statements" on pages 34 and 35 of the 1998 Annual Report (which is incorporated by reference herein) contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of reserves for such matters will not materially affect the Company's financial position or annual results of operations or cash flows. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of the contamination, (ii) the remedial action selected, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the identification or discovery of new contaminants of concern, (vi) development of new or additional remedial technologies, (vii) with respect to the San Gabriel Valley Superfund Sites, whether EPA will approve any settlement reached with Watermaster to implement Interim Remedial Action and the nature of reopeners and additional funding events in a settlement with Watermaster, (viii) the amount of EPA past costs required to be paid by Wynn Oil with respect to the San Gabriel Superfund Sites, (ix) the ability of other potentially responsible parties, if any, to pay their respective shares, and (x) any insurance recoveries. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

FOREIGN CURRENCY FLUCTUATIONS

        In 1998, the United States dollar generally increased in value compared to 1997 in the currencies of most countries in which the Company does business. This increase in the value of the U.S. dollar caused aggregate foreign sales and pretax profit to be translated into lower dollar values than what would have been reported if exchange rates had remained the same as in 1997. Accumulated Other Comprehensive Income on the Consolidated Balance Sheet includes equity adjustments from foreign currency translation. In 1998, the equity adjustments from foreign currency translation decreased by $67,000, which caused a corresponding decrease in Total Stockholders' Equity. See "Foreign Operations" on page 12 below.

PATENTS AND TRADEMARKS

     The majority of the Specialty Chemicals Division's products are sold under the WYNN'S and WYNN'S PRODUCT WARRANTY trademarks. The Company has registered these and its other important trademarks in the relevant jurisdictions. The Company knows of no material pending or threatened challenges to its trademarks. See "Other Litigation" under "Item 3 - Legal Proceedings" on page 20 below for a discussion of a lawsuit filed by Wynn Oil against an infringer on one of its trademarks.

        The Company holds a number of patents that are used in the operation of its businesses. The Company is not aware of any pending or threatened challenges to any of its patents which could have a material adverse effect on the Company's business or results of operations.

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

FOREIGN OPERATIONS

        The following table shows sales to foreign customers for the years 1998, 1997 and 1996:

                                                   1998                1997                 1996
                                              ---------------      --------------       --------------
Total Sales Outside the United States:          $126,366,000        $120,201,000         $113,609,000
   Percent of Net Sales                             37.5%               37.5%                39.4%
     Sales by Foreign Subsidiaries               $98,191,000         $96,184,000          $93,949,000
      Percent of Net Sales                          29.1%               30.0%                32.6%
     Export Sales by Domestic Subsidiaries       $28,175,000         $24,017,000          $19,660,000
      Percent of Net Sales                           8.4%                7.5%                 6.8%

        Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 4 and Note 13 of "Notes to Consolidated Financial Statements" on page 30 and pages 37 and 38, respectively, of the 1998 Annual Report, which are hereby incorporated by reference.

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

EMPLOYEES

        At December 31, 1998, the Company had 2,121 employees.

        A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility expired in April 1998. After a three-week strike, Precision and the union reached a new collective bargaining agreement in May 1998 that will expire in April 2001.

        The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the Amalgamated Steelworkers of America. The collective bargaining agreement for the unit will expire in January 2000.

        A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc., an affiliate of Precision, are represented by a local of the International Chemical Workers Union. In February 1999, Dynamic Seals and the union reached a new collective bargaining agreement for this facility that will expire in February 2002.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, who are appointed annually, are as follows:

                                                                     Executive
                                                                   Officer Since              Age
                                                                   -------------             -----
James Carroll             Chairman of the Board and Chief               1988                  69
                          Executive Officer

John W. Huber             President and Chief Operating Officer         1996                  55

Seymour A. Schlosser      Vice President-Finance and Chief              1989                  53
                          Financial Officer

Gregg M. Gibbons          Vice President-Corporate Affairs and          1986                  46
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

ITEM 2. PROPERTIES

        The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction, as of March 11, 1999:

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


AUTOMOTIVE AND INDUSTRIAL
COMPONENTS:

WYNN'S-PRECISION, INC.

    Domestic
    --------

    Lebanon, Tennessee                   Fee            140,000             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Lebanon, Tennessee                   Fee             78,000             --          Manufacturing

    Lebanon, Tennessee                   Fee             35,000             --          Manufacturing

    Lebanon, Tennessee                   Fee              2,650             --          Manufacturing

    Livingston, Tennessee                Fee             33,000             --          Manufacturing,
                                                                                        Warehouse

    Tempe, Arizona                       Fee             32,572             --          Manufacturing,
                                                                                        Warehouse

    Springfield, Kentucky                Fee             80,000             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Rancho Cucamonga, California        Lease             2,880            1999         Warehouse

    Huntley, Illinois                   Lease             4,400            2001         Warehouse

    Peoria, Illinois                    Lease            10,000            2000         Warehouse

    Indianapolis, Indiana               Lease             1,800            2001         Warehouse

    Bloomfield Hills, Michigan          Lease             3,050            2003         Administrative

                                                         Square         If Lease,
                                     Held in Fee         Footage         Year of
          Location                   or by Lease      (Approximate)    Termination     Present Use
          --------                   -----------      -------------    -----------     -----------
    Wyoming, Michigan                   Lease             2,000            2000         Warehouse

    Golden Valley, Minnesota            Lease             3,800            1999         Warehouse

    West Seneca, New York               Lease             2,679            2000         Warehouse

    Charlotte, North Carolina           Lease             3,675            1999         Warehouse

    Dayton, Ohio                        Lease             4,295        Month-to-Month   Warehouse

    Fort Worth, Texas                   Lease             3,600            1999         Warehouse

    Milwaukee, Wisconsin                Lease             2,700            1999         Warehouse


    Foreign
    -------

    Orillia, Ontario, Canada             Fee             48,000             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Concord, Ontario, Canada            Lease             3,455            1999         Warehouse

    Edmonton, Alberta, Canada           Lease             2,700            1999         Warehouse

    Calgary, Alberta, Canada            Lease             3,200            2001         Warehouse

    Boucherville, Quebec, Canada        Lease             3,403            1999         Warehouse

    Aldershot, Hampshire, U.K.          Lease             2,300        Month-to-Month   Warehouse,
                                                                                        Administrative

DYNAMIC SEALS, INC.

    Lynchburg, Virginia                  Fee            129,000             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Houston, Texas                      Lease            14,000            2000         Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Houston, Texas                      Lease            14,000            2000         Warehouse

                                                         Square         If Lease,
                                     Held in Fee         Footage         Year of
          Location                   or by Lease      (Approximate)    Termination     Present Use
          --------                   -----------      -------------    -----------     -----------
ROBERT SKEELS & COMPANY

    Compton, California                  Fee             59,019             --          Warehouse,
                                                                                        Administrative

    Fullerton, California               Lease             1,600        Month-to-Month   Warehouse,
                                                                                        Administrative

SPECIALTY CHEMICALS:

WYNN OIL COMPANY

    Domestic
    --------

    Azusa, California                    Fee            122,630             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Foreign
    -------

    Frenchs Forest,                     Lease            24,224            1999         Warehouse,
      New South Wales, Australia                                                        Administrative

    Carrington, New South Wales,        Lease            13,175            1999         Warehouse,
      Australia                                                                         Administrative

    St. Niklaas, Belgium                 Fee             82,600             --          Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Mississauga, Ontario, Canada        Lease            32,798            2001         Warehouse,
                                                                                        Administrative

    Mississauga, Ontario, Canada        Lease             2,536            2002         Service Center

    Reading, Berkshire, U.K.            Lease             3,154            2004         Administrative

    Strasbourg, France                  Lease               557            1999         Administrative

    Paris, France                       Lease             9,513            2001         Administrative

    Cestas, France                      Lease            18,669            1999         Warehouse,
                                                                                        Administrative

    Lyon, France                        Lease               465            2000         Administrative

                                                         Square         If Lease,
                                     Held in Fee         Footage         Year of
          Location                   or by Lease      (Approximate)    Termination     Present Use
          --------                   -----------      -------------    -----------     -----------
    Abbeville, France                   Lease               660            1999         Administrative

    Thiers, France                      Lease               465            1999         Administrative

    Toulouse, France                    Lease               485            1999         Administrative

    Ratingen, Germany                   Lease             1,808            1999         Administrative

    Chennai, India                      Lease             6,456        Month-to-Month   Manufacturing,
                                                                                        Warehouse,
                                                                                        Administrative

    Mexico City, Mexico                 Lease             2,500            1999         Warehouse,
                                                                                        Administrative

    Wynberg, Sandton,                    Fee             32,280             --          Warehouse,
      South Africa                                                                      Administrative

    Edenvale, Transvaal,                 Fee             10,921             --          Leased to Third Party
      South Africa

    Caracas, Venezuela                  Lease             1,615        Month-to-Month   Administrative

    Zoeterwoude, Netherlands            Lease             4,917            2003         Administrative


        The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 1999 and 2000, the Company believes it will be able to renew such leases on acceptable terms or find suitable alternate facilities.

ITEM 3.    LEGAL PROCEEDINGS

        Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also "Environmental Matters" at pages 7 through 11 above, and
Note 10 of "Notes to Consolidated Financial Statements" on pages 34 and 35 of the 1998 Annual Report, which is hereby incorporated by reference.

Toxic Tort Litigation

        Since late July 1997, eight toxic tort lawsuits have been filed against certain local water producers and industrial companies (including Wynn Oil) located in San Gabriel Valley, California. The lawsuits are captioned (i) Santamaria, et. al v. Suburban Water Systems, Inc., et. al (Superior Court of

California for the County of Los Angeles, Case No. KC 025-995), (ii) Adler, et. al v. Southern California Water Company, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. BC 169892), (iii) Boswell, et. al v. Suburban Water System, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. KC 027318), (iv) Celi, et. al
v. San Gabriel Valley Water Company, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. GC 020622), (v) Criner, et. al v. San Gabriel Valley Water Company, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. GC 021658), (vi) Demciuc, et. al v. Suburban Water Systems, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. KC 028732), (vii) Dominguez, et. al v. Southern California Water Company, et. al (Superior Court of the State of California for the County of Los Angeles, Case No. GC 021657, and (viii) Anderson, et. al v. Suburban Water Systems et. al (Superior Court of the State of California for the County of Los Angeles, Case No. KC O2854).

        The lawsuits, which collectively include hundreds of plaintiffs, allege that the plaintiffs received contaminated drinking water and suffered personal injury and property damage as a consequence thereof. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages and other relief. Several defendants moved to stay or dismiss these cases on the grounds that primary jurisdiction for these matters rests with the California Public Utilities Commission ("PUC"). The issue was first argued in the Boswell case and the court stayed the case pending the outcome of the PUC investigation described below. The plaintiffs have sought appellate court review of the trial court's decision in Boswell. In the Santamaria case, the court dismissed the plaintiffs' complaint as to the regulated water utilities only and not as to the non-regulated defendants such as Wynn Oil. The plaintiffs and the non-regulated defendants are appealing that decision. After some legal maneuvering and stipulations between the parties, the remaining cases are now stayed pending the hearing before and the ruling of the California Court of Appeals.

        As a result of these cases and other toxic tort cases filed elsewhere in the State of California, on March 12, 1998, the PUC announced an Order Initiating Investigation into drinking water quality in California. Several industrial companies, including Wynn Oil, have filed intervention petitions with the PUC in order to participate in the PUC's proceedings. The PUC's investigation is scheduled to be completed in the fall of 1999.

        The Company has reported these cases to its insurers and intends to defend these actions vigorously.

Proposition 65 Claims

        In the first quarter of 1999, the Company received two 60-day notices under California's Proposition 65. The first 60-day notice alleged that the Company, through its subsidiary, engaged in the distribution of builder's hardware products, failed to provide required warning notices in connection with the sale of brass keys and brass key blanks, thus allegedly exposing persons to impermissible levels of lead. The second 60-day notice alleges that Wynn Oil violated the provisions of Proposition 65 in connection with the alleged discharge of listed chemicals to the groundwater. This notice was sent by one of the law firms involved in certain of the toxic tort cases described above. If lawsuits are filed after expiration of the 60-day notice periods, the Company and Wynn Oil intend to defend the claims vigorously.

Other Litigation

        In 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of Wynn Oil Company v. American Way Service Corporation and Thomas A. Warmus, Case No. 89-CV-71777-DT, awarded Wynn Oil approximately $3.2 million in damages and attorneys' fees in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed bankruptcy petitions in late 1994 in Florida. The bankruptcy filings resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's finding of liability, but held that the District Court erred in the calculation of certain portions of the damages award and remanded the case to the District Court for a final determination of the damage award. On remand, the District Court awarded Wynn Oil total damages and attorneys' fees of approximately $2.4 million. The defendants did not appeal the revised judgment of the District Court. To date, Wynn Oil has received from the trustees for the bankruptcy estates interim distributions of approximately $615,000, which reduced the balance of the uncollected judgment to approximately $1.8 million. Wynn Oil and its counsel are continuing to work through the bankruptcy proceedings in Florida to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the balance of the uncollected judgment has been included in the results of operations of the Company and all of the Company's costs relating to this case have been expensed as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information appearing under "Common Stock Prices and Cash Dividends Per Share: 1998-1997" on page 41 of the 1998 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 41 of the 1998 Annual Report is hereby incorporated by reference.

        On February 10, 1999, the Board of Directors of Registrant declared a cash dividend of $0.07 per share payable March 31, 1999 to stockholders of record on March 11, 1999.

        Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.

        Registrant has not sold any unregistered securities during the past three years.

ITEM 6. SELECTED FINANCIAL DATA

        Incorporated by reference from page 16 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference from pages 17 through 23 of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Incorporated by reference from page 20 of the 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Consolidated financial statements of Registrant at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from pages 24 through 40 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information on Registrant's directors appearing on pages 9 and 10, and the information appearing under "Stock Ownership of Directors and Executive Officers" on pages 13 and 14 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 ("Registrant's 1999 Proxy Statement") is hereby incorporated by reference. Information regarding Registrant's executive officers is provided on page 14 of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" on pages 11 and 12 and "Executive Compensation" on pages 14 through 17 of Registrant's 1999 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 12 through 14 of Registrant's 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under "Board of Directors and Committees of the Board--Certain Relationships and Related Transactions" on page 12 of Registrant's 1999 Proxy Statement is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) See Index to Financial Statements and Financial Statement Schedule Covered By Report of Independent Auditors.

             (2) See Index to Financial Statements and Financial Statement
                 Schedule Covered By Report of Independent Auditors.

             (3) See Index to Exhibits.

         (b) No Reports on Form 8-K were filed by Registrant during the last quarter of 1998.

                           WYNN'S INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
               SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                                          Page References
                                                                 ---------------------------------
                                                                                      1998 Annual
                                                                    Form 10-K            Report
                                                                 ----------------     ------------
Consolidated Statements of Income for each of the
    Three years in the period ended December 31, 1998............                          24

Consolidated Balance Sheets at December 31, 1998 and 1997........                          25

Consolidated Statements of Stockholders' Equity for each
    of the three years in the period ended December 31, 1998.....                          26

Consolidated Statements of Cash Flows for each of
    the three years in the period ended December 31, 1998........                          27

Notes to Consolidated Financial Statements.......................                       28 - 39

Consolidated schedule for each of the three years in the period ended December 31, 1998:

     VIII  --  Valuation and Qualifying Accounts.................      F-2

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

        The consolidated financial statements listed in the above index, which are included in the 1998 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1998 Annual Report is not deemed to be filed as part of this report.

                           WYNN'S INTERNATIONAL, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1998


  Allowance for
doubtful accounts
  deducted from      Balance at    Charged to
     accounts         beginning     costs and    Deductions      Other      Balance at
    receivable         of year      expenses         (1)          (2)       end of year
-------------------  ------------  ------------  ------------   --------    -----------
       1998           $959,000       $281,000     $(336,000)    $   --       $904,000
                      ========       ========     =========     ========     ========

       1997           $870,000       $307,000     $(218,000)    $   --       $959,000
                      ========       ========     =========     ========     ========

       1996           $710,000       $312,000     $(256,000)    $104,000     $870,000
                      ========       ========     =========     ========     ========


--------------------

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1999.


                                               WYNN'S INTERNATIONAL, INC.


                                               By: /s/   JAMES CARROLL
                                                  ------------------------------
                                                         James Carroll
                                                   Chairman of the Board and
                                                    Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Date
      ----


March 25, 1999                                 By: /s/   JAMES CARROLL
                                                  ------------------------------
                                                         James Carroll
                                                     Chairman of the Board
                                                    Chief Executive Officer
                                                            Director


March 25, 1999                                 By: /s/ SEYMOUR A. SCHLOSSER
                                                  ------------------------------
                                                       Seymour A. Schlosser
                                                      Vice President-Finance
                                                     (Principal Financial and
                                                        Accounting Officer)

     Date
     ----


March 25, 1999                                 By: /s/    BARTON BEEK
                                                  ------------------------------
                                                          Barton Beek
                                                            Director


March 25, 1999                                 By: /s/ BRYAN L. HERRMANN
                                                  ------------------------------
                                                       Bryan L. Herrmann
                                                            Director


March 25, 1999                                 By: /s/ ROBERT H. HOOD, JR.
                                                  ------------------------------
                                                       Robert H. Hood, Jr.
                                                            Director



March 25, 1999                                 By: /s/ RICHARD L. NELSON
                                                  ------------------------------
                                                       Richard L. Nelson
                                                            Director



March 25, 1999                                 By: /s/ DONALD C. TRAUSCHT
                                                  ------------------------------
                                                       Donald C. Trauscht
                                                            Director



March 25, 1999                                 By: /s/   JAMES D. WOODS
                                                  ------------------------------
                                                         James D. Woods
                                                            Director

                           WYNN'S INTERNATIONAL, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))


 Exhibit
  Number                               Description
 --------                              -----------
    3.1   Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

    3.2   Certificate of Amendment to Certificate of Incorporation of
          Registrant, dated April 30, 1998

    3.3   Certificate of Designations of Junior Participating Preferred Stock
          (incorporated herein by reference to Exhibit 4.2 to Registrant's
          Report on Form 8-K dated March 3, 1989)

    3.4 By-Laws, as amended, of Registrant (incorporated herein by reference to Exhibit 3.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

    4.1   Shareholder Rights Agreement, dated as of March 3, 1989, between
          Registrant and First Interstate Bank of California, as Rights Agent
          (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

    4.2   Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990
          (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

    4.3   Letter Agreement, dated March 24, 1997, between Registrant and
          ChaseMellon Shareholder Services, L.L.C. as successor Rights Agent, amending the Shareholder Rights Agreement (incorporated herein by reference to Exhibit 4.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

    4.4 Second Amended Rights Agreement, dated as of October 22, 1998, by and between Registrant and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent (incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 on Form 8-A/A dated November 5, 1998)


 Exhibit
  Number                            Description
  -------                           -----------
   10.1   Employment Agreement, dated January 1, 1999, between Registrant and
          James Carroll

   10.2   Employment Agreement, dated December 10, 1997, between Registrant and
          James Carroll (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1997)

   10.3   Employment Agreement, dated January 1, 1999, between Registrant and
          John W. Huber

   10.4   Employment Agreement, dated December 11, 1996, between Registrant and
          John W. Huber (incorporated herein by reference to Exhibit 10.2 to
          Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

   10.5   Employment Agreement, dated January 1, 1999, between Registrant and
          Seymour A. Schlosser

   10.6   Employment Agreement, dated January 1, 1997, between Registrant and
          Seymour A. Schlosser (incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

   10.7   Employment Agreement, dated January 1, 1999, between Registrant and
          Gregg M. Gibbons

   10.8   Employment Agreement, dated January 1, 1997, between Registrant and
          Gregg M. Gibbons (incorporated herein by reference to Exhibit 10.4 to
          Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

   10.9   Wynn's International, Inc. Amended and Restated 1980 Stock Option and
          Appreciation Rights Plan (incorporated herein by reference to Exhibit
          4.1 to Registrant's Registration Statement on Form S-8, Registration
          No. 2-68157)

  10.10   Wynn's International, Inc. Amended and Restated 1982 Incentive Stock
          Option Plan (incorporated herein by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8, Registration
          No. 2-68157)


 Exhibit
  Number                             Description
  ------                             ------------
  10.11   Wynn's International, Inc. Stock-Based Incentive Award Plan
          (incorporated herein by reference to Exhibit 28.1 to Registrant's
          Registration Statement on Form S-8, Registration No. 33-30296)

  10.12   Amendment No. 1 to Wynn's International, Inc. Stock-Based Incentive
          Award Plan (incorporated herein by reference to Exhibit 28.2 to Registrant's Registration Statement on Form S-8, Registration
          No. 33-64090)

  10.13   Amendment 1996-1 to Wynn's International, Inc. Stock-Based Incentive
          Award Plan (incorporated herein by reference to Exhibit 10.8 to Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

  10.14   Amendment 1997-1 to Wynn's International, Inc. Stock-Based Incentive
          Award Plan (incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No.
          333-39045)

  10.15   Wynn's International, Inc. 1999 Corporate Management Incentive Plan

  10.16 Executive Deferred Compensation Agreement, dated February 18, 1997, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

  10.17   First Amendment to Executive Deferred Compensation Agreement, dated
          December 1, 1997, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.13 to Registrant's Report on Form
          10-K for the fiscal year ended December 31, 1997)

  10.18   Second Amendment to Executive Deferred Compensation Agreement, dated
          February 26, 1998, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form
          10-K for the fiscal year ended December 31, 1997)

  10.19   Third Amendment to Executive Deferred Compensation Agreement, dated
          January 6, 1999, between Registrant and James Carroll

  10.20 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1993)


 Exhibit
  Number                           Description
 -------                           ------------
  10.21   Form of Indemnification Agreement between Registrant and an officer of
          Registrant (incorporated herein by reference to Exhibit 10.12 to
          Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

  10.22   Wynn's International, Inc. Non-Employee Directors' Stock Option Plan
          (incorporated herein by reference to Exhibit C of Registrant's
          Definitive Proxy Statement relating to its Annual Meeting of
          Stockholders held on May 11, 1994, filed with the Commission on March
          25, 1994)

  10.23   1998 Supplemental Retirement Income Plan of Wynn's International, Inc. and
          Subsidiaries

  10.24   The CORPORATEplan for Retirement Select Plan Deferred Compensation Plan of
          Wynn's International, Inc.

  10.25   Amendment No. 1 to The CORPORATEplan for Retirement Select Plan Deferred
          Compensation Plan of Wynn's International, Inc.

  10.26   Amendment 1996-1 to Wynn's International, Inc. Non-Employee Directors'
          Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December
          31, 1996)

  10.27   Asset Purchase Agreement, dated as of May 23, 1996, by and between
          Moog Automotive, Inc. and Wynn's Climate Systems, Inc., Wynn's Climate
          Equipment Company and Wynn's (UK) Limited (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 23, 1996)

     11   Computation of Net Income Per Common Share - Basic and Assuming  Dilution

     13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

     21   Subsidiaries of Registrant

     23   Consent of Independent Auditors

     27   Financial Data Schedule for Fiscal Year ended December 31, 1998