Form 10-Q
period 1999-03-31
WYNNS INTERNATIONAL INC
filed 1999-05-10
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1999

                                         or

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


At May 3, 1999, Registrant had 18,724,012 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------



                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 1999 (unaudited) and
              December 31, 1998                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              1999 and 1998                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              1999 and 1998                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-10

Part II - Other Information

       Item 1 - Legal Proceedings                                         11

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                          12

       Item 6 - Exhibits and Reports on Form 8-K                          13

Signatures                                                                14

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       March 31
                                                         1999       December 31
                                                     (unaudited)       1998
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 46,174       $ 46,511
  Accounts receivable, less $934 allowance for
    doubtful accounts ($904 at December 31, 1998)       66,290         64,880
  Inventories:
    Finished goods                                      21,933         21,922
    Raw materials and work in process                   10,977         12,425
                                                      --------       --------
                                                        32,910         34,347
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,472 at
    March 31, 1999 and $12,162 at December 31,
    1998)                                               20,493         18,144
                                                      --------       --------
      Total current assets                             165,867        163,882

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             52,110         50,197
Other assets                                            11,631         11,517
                                                      --------       --------
                                                      $229,608       $225,596
                                                      ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 21,665       $ 23,360
  Taxes based on income                                  3,434            100
  Accrued liabilities                                   44,872         42,965
                                                      --------       --------
      Total current liabilities                         69,971         66,425

Deferred taxes based on income                           7,203          7,607
Other liabilities                                       10,804         10,714

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued                                          219            219
  Capital in excess of par value                        21,766         24,286
  Retained earnings                                    166,306        160,170
  Accumulated other comprehensive income                (6,386)        (5,100)
  Unearned compensation                                    (50)           (56)
  Common stock held in treasury 3,093,711 shares,
    at cost (3,095,809 at December 31, 1998)           (40,225)       (38,669)
                                                      --------       --------
      Total stockholders' equity                       141,630        140,850
                                                      --------       --------
                                                      $229,608       $225,596
                                                      ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)


                                               Three Months Ended
                                                    March 31
                                              ---------------------
                                                1999         1998
                                              --------     --------
Revenues:
  Net sales                                   $ 88,538     $ 85,809
  Interest income                                  551          589
                                              --------     --------
                                                89,089       86,398
                                              --------     --------
Costs and expenses:
  Cost of sales                                 53,478       52,126
  Selling, general & administrative             23,946       22,275
  Interest expense                                  19           63
                                              --------     --------
                                                77,443       74,464
                                              --------     --------

Income before taxes based on income             11,646       11,934
Provision for taxes based on income              4,193        4,440
                                              --------     --------

Net income                                    $  7,453     $  7,494
                                              ========     ========

Earnings per share of common stock:
  Basic                                           $.40         $.39
                                              ========     ========

  Diluted                                         $.39         $.38
                                              ========     ========

Cash dividend per common share                    $.07         $.06
                                              ========     ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                        Three Months Ended
                                                             March 31
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $  7,453       $  7,494
  Adjustments:
    Depreciation and amortization                       2,146          2,084
    Provision for uncollectible accounts                   85             64
    Amortization of stock compensation                     12              9
    Gain on sale of property, plant & equipment            (8)           -
    Benefit for deferred income taxes                    (623)        (1,172)
    Change in operating assets and liabilities:
      Accounts receivable (net)                        (1,495)        (5,560)
      Inventories                                       1,437         (1,789)
      Prepaid expenses and other current assets        (2,039)           (63)
      Other assets                                       (228)          (190)
      Accounts payable                                 (1,695)         2,063
      Product warranty program reserves                 3,436            258
      Taxes based on income                             3,298          4,183
      Accrued liabilities                                (400)        (1,347)
      Other liabilities                                    90            266
                                                     --------       --------
    Net cash provided by operating activities          11,469          6,300
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (4,121)        (2,299)
  Other - net                                              36             19
                                                     --------       --------
    Net cash used in investing activities              (4,085)        (2,280)
                                                     --------       --------

Cash flows from financing activities:
  Dividends paid                                       (2,446)        (2,188)
  Proceeds from exercise of stock options               2,006            763
  Purchase of treasury stock                           (6,052)           (22)
                                                     --------       --------
    Net cash used in financing activities              (6,492)        (1,447)
                                                     --------       --------

Effect of exchange rate changes                        (1,229)          (222)
                                                     --------       --------
Net increase (decrease) in cash and cash
  equivalents                                            (337)         2,351
                                                     --------       --------

Cash and cash equivalents at beginning of year         46,511         43,266
                                                     --------       --------
Cash and cash equivalents at March 31                $ 46,174       $ 45,617
                                                     ========       ========

See accompanying notes

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1999 AND 1998



1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1998 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations for the year ending December 31, 1999. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                                            Three Months
                                                           Ended March 31
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
      Interest                                       $    9,000    $   22,000
      Income taxes                                    1,518,000     1,429,000

4) The computation of basic and diluted earnings per share of common stock for the three months ended March 31, 1999 and 1998 is as follows:

                                                             Three Months
                                                            Ended March 31
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
      Net income                                     $7,453,000    $7,494,000
                                                     ==========    ==========

      Weighted average number of shares
        outstanding                                  18,804,845    19,289,183
                                                     ==========    ==========

      Basic earnings per common share                      $.40          $.39
                                                     ==========    ==========

      Weighted average number of shares
        outstanding including dilutive
        effect of stock options and
        pending performance shares                   19,245,077    19,935,286
                                                     ==========    ==========

      Diluted earnings per common share                    $.39          $.38
                                                     ==========    ==========

      The dilutive effect of stock options consists of net shares assumed issued using the treasury stock method for stock options outstanding during each period based on average market price (433,530 and 638,372 for the three months

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1999 AND 1998


4) ended March 31, 1999 and 1998, respectively). The dilutive effect of pending performance shares consists of net shares assumed issued for performance shares pending issuance based on satisfaction of vesting requirements (6,702 and 7,731 for the three months ended March 31, 1999 and 1998, respectively).


5) Accumulated other comprehensive income on the Company's Consolidated Condensed Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended March 31, 1999 and 1998, total comprehensive income was $6,167,000 and $7,269,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income.

6) Segment information for the three months ended March 31, 1999 and 1998 is as follows:

                                         Net Sales         Pretax Profit (Loss)
                                   -------------------     --------------------
      (In thousands)                 1999       1998         1999       1998
      --------------               --------   --------     --------   ---------

      Automotive and Industrial
        Components                 $47,235    $47,044      $ 8,885    $ 8,463
      Specialty Chemicals           41,303     38,765        4,156      4,844
      Corporate and Other             -          -          (1,395)    (1,373)
                                   -------    -------      -------    -------
      Consolidated Totals          $88,538    $85,809      $11,646    $11,934
                                   =======    =======      =======    =======


                             WYNN'S INTERNATIONAL, INC.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended March 31, 1999 and 1998
------------------------------------------------------------

Net sales for the first quarter of 1999 were $88.5 million, a 3% increase compared to sales of $85.8 million in the first quarter of 1998. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased slightly in the first quarter of 1999 compared to the first quarter of 1998, primarily reflecting a small increase in sales volume at Precision. Precision's sales increased at its Virginia, Canadian and Kentucky-based divisions, but declined at its Tennessee operation. The increase in sales at Precision's Virginia operation was due to continued growth of its expanded composite gasket product line. The decrease in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to lower sales to industrial markets, partially offset by higher sales to the automotive market. Sales at Skeels decreased in the first quarter of 1999 compared to the same quarter in 1998.

Sales at the Specialty Chemicals Division, principally car care products, increased 7% in the first quarter of 1999 compared to the same quarter in 1998. Sales in the U.S. increased 11% compared to the prior year primarily due to higher sales of vehicle service contract programs, equipment for professional repair facilities and higher export sales to Asian distributors, partially offset by lower sales of product warranty programs. Foreign subsidiary sales increased 3% in the first quarter compared to the prior year. The increase in foreign subsidiary sales was due principally to increased sales in France, Australia, Canada and the U.K.

The consolidated cost of sales in the first quarter of 1999 decreased to 60.4% of sales compared to 60.7% in the first quarter of 1998 due to an improved gross margin percentage at Precision. During the first quarter of 1999, the gross margin percentage increased at Precision due to the higher sales from the composite gasket product line. The Specialty Chemicals Division's gross margin percentage decreased in the first quarter of 1999 compared to the same period last year due to a change in sales mix, primarily in foreign subsidiary sales, and reductions in the gross margins from sales of product warranty programs and vehicle service contracts.

Selling, general and administrative (SG&A) expenses in the first quarter of 1999 were $23.9 million (27.0% of sales) compared to $22.3 million (26.0% of sales) for the first quarter of 1998. The increase in SG&A expenses was primarily due to higher selling costs associated with vehicle service contract programs at the Specialty Chemicals Division. As a percentage of sales, SG&A expenses also increased at the Specialty Chemicals Division, primarily due to a change in sales mix. SG&A expenses increased slightly at Precision in absolute dollars and as a percentage of sales. Corporate operating expenses decreased in the first quarter of 1999 compared to the first quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Income before taxes based on income decreased 2% to $11.6 million in 1999 from $11.9 million in the first quarter of 1998, due to a decline in pretax profit at the Specialty Chemicals Division. Pretax profit at the Specialty Chemicals Division decreased 14% in the first quarter of 1999 compared to the same period last year due primarily to weak results in the U.S. and Asia/Pacific region. Changes implemented in the first quarter of 1999 are expected to yield improved profits in those areas. Partially offsetting the first quarter decline in the Specialty Chemicals Division's pretax profit was a 5% increase in pretax profit at Precision compared to the first quarter of 1998. This increase was due primarily to the increase in sales of composite gaskets, growth in U.S. automotive production rates and Precision's constant drive to improve operating efficiencies.

The effective tax rate in the first quarter of 1999 was 36.0%, down from the 37.2% tax rate in the first quarter of 1998, but the same as the 1998 full year tax rate of 36.0%.

Net income of $7,453,000 in the first quarter of 1999 was approximately the same as net income of $7,494,000 in the first quarter of 1998. Basic income per share in the first quarter of 1999 increased 3% to $.40 from $.39 in 1998 due to the fewer average number of shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 3% in the first quarter of 1999 compared to the same period in 1998, primarily due to repurchases of the Company's outstanding stock during the last three quarters of 1998 and the first quarter of 1999 pursuant to the Company's share repurchase programs. Diluted earnings per share also increased 3% in the first quarter of 1999 compared to 1998 for the same reason as the increase in basic earnings per share. The number of shares used in the calculation of diluted earnings per share decreased due to the share repurchases and the lower number of outstanding stock options required to be included in the diluted shares calculation.


FINANCIAL CONDITION
-------------------

Working capital at the end of the first quarter was $95.9 million compared to $97.5 million at December 31, 1998. The current ratio at the end of the first quarter was 2.37 to 1 compared to 2.47 to 1 at December 31, 1998.
The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents were $46.2 million at March 31, 1999 compared to $46.5 million at December 31, 1998. The small decrease in cash and cash equivalents was primarily due to $6.1 million used for repurchases of the Company's common stock and cash used for normal investing and financing activities, offset by cash provided by operating activities.

Accounts receivable increased $1.4 million to $66.3 million at March 31, 1999 from $64.9 million at December 31, 1998. This increase was primarily due to the higher sales at Precision in the most recent quarter compared to the fourth quarter of 1998, partially offset by a decline in accounts receivable at the Specialty Chemicals Division. Inventories decreased $1.4 million to $32.9 million at the end

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


of the first quarter of this year compared to $34.3 million at December 31, 1998. Inventories decreased at Precision due principally to lower raw material and work in process inventories and remained approximately the same at the Specialty Chemicals Division.

During the three months ended March 31, 1999, the Company purchased $4.1 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. As previously reported, the Company anticipates that total capital expenditures in 1999 will be approximately $16 million, which will be funded from current operations.

Stockholders' equity at March 31, 1999 was $141.6 million or $7.53 per share compared to $140.9 million or $7.49 per share at December 31, 1998. The increase of $.8 million is attributable to net income of $7.5 million and $2.0 million from the exercise of stock options, including the related tax effect, reduced by $1.3 million of dividends declared, $6.1 million of repurchases of the Company's common stock and a $1.3 million decrease in the accumulated other comprehensive income account.


YEAR 2000 MATTERS
-----------------

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. In 1996, the Company began the necessary change-over of computer systems at its major locations, and now believes the changes to be substantially completed. Certain smaller foreign locations are also presently working toward timely implementation of necessary changes. The costs incurred thus far, and expected to be incurred in the future, are not significant. The Company is also working with customers and vendors to determine their ability to make the necessary conversions. Management presently expects that the necessary corrections will be completed before the Year 2000 with no significant effect on vendors, customers or disruption to business operations. See Forward-Looking Statements.

The Company currently has no contingency plans in place in the event certain necessary corrections are not fully completed by the Company or its customers and vendors before the Year 2000. The Company plans to evaluate the need for contingency plans based on future information received from its major business units, customers and vendors.


EURO CURRENCY CONVERSION
------------------------

The Euro currency ("Euro") was introduced on January 1, 1999, and the 11 participating European Monetary Union member countries established irrevocable fixed conversion rates between their local currencies and the Euro. However, the local currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact noncash transactions in either Euro or the local currency.

The Company and certain of its European subsidiaries are currently evaluating the Euro conversion and the potential impact on their operations. At the present time,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


the Company believes the necessary changes and costs incurred thus far, and expected to be incurred in the future, are not significant. See Forward-Looking Statements.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: Precision's ability to improve operating efficiencies; the success of changes implemented by the Specialty Chemicals Division in the first quarter of 1999 to yield improved profits in the U.S. and Asia/Pacific areas; the sufficiency of working capital; the anticipated level of capital expenditures; and the lack of impact of the Year 2000 problem on the Company's vendors, customers or its business operations and Euro currency conversion on the Company's business operations.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S. dollar; short-term domestic and international interest rates; the impact of competitive products and pricing; attempts by state governments to regulate the product warranty program; termination of one or more of the product warranty division's alliances with automobile finance companies or a significant slowdown in the business of these companies; regulatory or technical developments or subsequently developed information resulting in an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company and its vendors and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America, Western Europe and Asia/Pacific area.

The Company's actual results thus may differ materially from the expected results expressed or implied by the forward-looking statements.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 1 - Legal Proceedings


Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also Item 1 - "Environmental Matters" and Item 3 - "Legal Proceedings" in the Registrant's Report on Form 10-K for the year ended December 31, 1998.

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 4 - Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Stockholders on April 28, 1999. At such meeting, the stockholders approved the following matters:

    1.  The election of two directors for three-year terms ending in 2002;

    2. The approval of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1999; and

    3.  The approval of the Wynn's International, Inc. 1999 Stock Awards Plan.

The number of votes cast for or withheld and the number of abstentions as to each matter voted upon at the meeting are as follows:

        Item                     For           Withheld
        ----                     ---           --------
Election of Directors:

Barton Beek                  12,029,560       3,528,440
James Carroll                12,032,221       3,525,779

        Item                     For           Against         Abstained
        ----                     ---           -------         ---------
Appointment of Ernst
& Young LLP                  14,360,940       1,191,197            5,863

1999 Stock Awards Plan       10,468,262       2,683,294        2,406,444

The terms of office of the following directors continued after the meeting:
Bryan L. Herrmann, Robert H. Hood, Jr., Richard L. Nelson, Donald C. Trauscht and James D. Woods.

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







                                            WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                   (Registrant)






Date        May 10, 1999                     /s/ James Carroll
      ------------------------     --------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date        May 10, 1999                 /s/ Seymour A. Schlosser
      ------------------------     --------------------------------------------
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

  27 Financial Data Schedule (included with EDGAR version only)