Form 10-Q
period 1999-06-30
WYNNS INTERNATIONAL INC
filed 1999-08-12
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1999

                                         or

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


At August 2, 1999, Registrant had 18,729,875 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------


                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              June 30, 1999 (unaudited) and
              December 31, 1998                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Six Months Ended
              June 30, 1999 and 1998                                      3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Six Months Ended June 30,
              1999 and 1998                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8-12

Part II - Other Information

       Item 1 - Legal Proceedings                                         13

       Item 6 - Exhibits and Reports on Form 8-K                          14

Signatures                                                                15

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)


                                                       June 30
                                                         1999       December 31
                                                     (unaudited)       1998
                                                     -----------    -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 54,321       $ 46,511
  Accounts receivable, less $1,028 allowance for
    doubtful accounts ($904 at December 31, 1998)       67,648         64,880
  Inventories:
    Finished goods                                      21,217         21,922
    Raw materials and work in process                   10,578         12,425
                                                      --------       --------
                                                        31,795         34,347
  Prepaid expenses and other current assets
    (including deferred tax assets of $12,461 at
    June 30, 1999 and $12,162 at December 31,
    1998)                                               21,288         18,144
                                                      --------       --------
      Total current assets                             175,052        163,882

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             53,787         50,197
Other assets                                            11,678         11,517
                                                      --------       --------
                                                      $240,517       $225,596
                                                      ========       ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 21,167       $ 23,360
  Taxes based on income                                  3,766            100
  Accrued liabilities                                   52,298         42,965
                                                      --------       --------
      Total current liabilities                         77,231         66,425

Deferred taxes based on income                           6,849          7,607
Other liabilities                                       10,735         10,714

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued                                          219            219
  Capital in excess of par value                        21,534         24,286
  Retained earnings                                    172,582        160,170
  Accumulated other comprehensive income                (6,721)        (5,100)
  Unearned compensation                                    (46)           (56)
  Common stock held in treasury 3,179,273 shares,
    at cost (3,095,809 at December 31, 1998)           (41,866)       (38,669)
                                                      --------       --------
      Total stockholders' equity                       145,702        140,850
                                                      --------       --------
                                                      $240,517       $225,596
                                                      ========       ========

See accompanying notes
                                       2

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)


                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                   -------------------     -------------------
                                     1999       1998         1999       1998
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 92,770   $ 85,589     $181,308   $171,398
  Interest income                       627        606        1,178      1,195
                                   --------   --------     --------   --------
                                     93,397     86,195      182,486    172,593
                                   --------   --------     --------   --------
Costs and expenses:
  Cost of sales                      56,481     51,725      109,959    103,851
  Selling, general &
    administrative                   25,039     23,277       48,985     45,552
  Interest expense                       24         68           43        131
                                   --------   --------     --------   --------
                                     81,544     75,070      158,987    149,534
                                   --------   --------     --------   --------

Income before taxes based
    on income                        11,853     11,125       23,499     23,059
Provision for taxes based
    on income                         4,266      3,976        8,459      8,416
                                   --------   --------     --------   --------

Net income                         $  7,587   $  7,149     $ 15,040   $ 14,643
                                   ========   ========     ========   ========

Earnings per share of
    common stock:
      Basic                            $.40       $.37         $.80       $.76
                                   ========   ========     ========   ========

      Diluted                          $.40       $.36         $.79       $.74
                                   ========   ========     ========   ========

Cash dividend per common share         $.07       $.06         $.14       $.12
                                   ========   ========     ========   ========




See accompanying notes
                                       3

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)



                                                        Six Months Ended
                                                             June 30
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $ 15,040       $ 14,643
  Adjustments:
    Depreciation and amortization                       4,312          4,110
    Provision for uncollectible accounts                  261            162
    Amortization of stock compensation                     22              3
    Gain on sale of property, plant & equipment           (12)           (19)
    Benefit for deferred income taxes                    (935)          (962)
    Change in operating assets and liabilities:
      Accounts receivable (net)                        (3,029)        (5,924)
      Inventories                                       2,552         (1,649)
      Prepaid expenses and other current assets        (2,845)          (626)
      Other assets                                       (366)          (261)
      Accounts payable                                 (2,193)         1,130
      Product warranty program and vehicle
        service contract reserves                       8,673           (182)
      Taxes based on income                             3,630           (542)
      Accrued liabilities                               1,789           (806)
      Other liabilities                                    21            379
                                                     --------       --------
    Net cash provided by operating activities          26,920          9,456
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (7,918)        (5,254)
  Other - net                                              62             38
                                                     --------       --------
    Net cash used in investing activities              (7,856)        (5,216)
                                                     --------       --------

Cash flows from financing activities:
  Dividends paid                                       (3,757)        (3,344)
  Proceeds from exercise of stock options               2,270          1,043
  Purchase of treasury stock                           (8,195)        (3,055)
                                                     --------       --------
    Net cash used in financing activities              (9,682)        (5,356)
                                                     --------       --------

Effect of exchange rate changes                        (1,572)          (815)
                                                     --------       --------
Net increase (decrease) in cash and cash
  equivalents                                           7,810         (1,931)
                                                     --------       --------

Cash and cash equivalents at beginning of year         46,511         43,266
                                                     --------       --------
Cash and cash equivalents at June 30                 $ 54,321       $ 41,335
                                                     ========       ========

See accompanying notes
                                       4

                             WYNN'S INTERNATIONAL, INC.
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1999 AND 1998




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

2) The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations for the year ending December 31, 1999. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                                            Six Months
                                                           Ended June 30
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
      Interest                                       $   28,000    $   44,000
      Income taxes                                    5,764,000     9,920,000

4) Cash equivalents with a fair value of $10,682,000 and $2,182,000 at June 30, 1999 and December 31, 1998, respectively, are held in a separate trust account in conjunction with a vehicle service contract insurance agreement (the "Agreement") between the Company and a certain risk retention group that insures the liability of the Company and its dealers with respect to various vehicle service contract programs marketed by the Company. Funds in the trust account are to be used primarily for the benefit of holders of the Company's various vehicle service contracts, and any residual funds and all investment income or loss accrue to the benefit of the Company. The funds are managed by the Company under guidelines approved by both parties to the Agreement.
                                       5

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1999 AND 1998




5) The computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                    Three Months
                                                    Ended June 30
                                               -------------------------
                                                  1999           1998
                                               -----------    ----------
      Net income                               $ 7,587,000    $ 7,149,000
                                               ===========    ===========

      Weighted average number of shares
        outstanding                             18,738,099     19,296,634
                                               ===========    ===========

      Basic earnings per common share                 $.40           $.37
                                                      ====           ====

      Weighted average number of shares
        outstanding including dilutive
        effect of stock options and
        pending performance shares              19,062,578     19,866,138
                                               ===========    ===========

      Diluted earnings per common share               $.40           $.36
                                                      ====           ====

                                                     Six Months
                                                    Ended June 30
                                               --------------------------
                                                  1999           1998
                                               -----------    -----------
      Net income                               $15,040,000    $14,643,000
                                               ===========    ===========

      Weighted average number of shares
        outstanding                             18,771,416     19,292,909
                                               ===========    ===========

      Basic earnings per common share                 $.80           $.76
                                                      ====           ====

      Weighted average number of shares
        outstanding including dilutive
        effect of stock options and
        pending performance shares              19,153,553     19,910,878
                                               ===========    ===========

      Diluted earnings per common share               $.79           $.74
                                                      ====           ====

      The dilutive effect of stock options consists of net shares assumed issued using the treasury stock method for stock options outstanding during each period based on average market price (317,551 and 562,838 for the three months ended and 375,322 and 610,770 for the six months ended June 30, 1999 and 1998, respectively). The dilutive effect of pending performance shares consists of net shares assumed issued for performance
                                       6

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1999 AND 1998




      shares pending issuance based on satisfaction of vesting requirements (6,928 and 6,666 for the three months ended and 6,815 and 7,199 for the six months ended June 30, 1999 and 1998, respectively).

6) Accumulated other comprehensive income on the Company's Consolidated Condensed Balance Sheets consists of cumulative equity adjustments from foreign currency translation. Total comprehensive income for the three and six months ended June 30, 1999 was $7,252,000 and $13,419,000, respectively, and for the three and six months ended June 30, 1998 was $6,421,000 and $13,690,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income.

7) Segment information for the three and six months ended June 30, 1999 and 1998 is as follows:

                                         Three Months Ended June 30
                               ---------------------------------------------
                                     Net Sales          Pretax Profit (Loss)
                               --------------------     --------------------
      (In thousands)             1999         1998        1999         1998
      --------------           -------      -------     -------      -------
      Automotive and
        Industrial Components  $47,226      $42,865     $ 8,226      $ 7,028
      Specialty Chemicals       45,544       42,724       4,954        4,926
      Corporate and Other         -            -         (1,327)        (829)
                               -------      -------     -------      -------
      Consolidated Totals      $92,770      $85,589     $11,853      $11,125
                               =======      =======     =======      =======

                                           Six Months Ended June 30
                               ----------------------------------------------
                                     Net Sales          Pretax Profit (Loss)
                               ---------------------    ---------------------
      (In thousands)             1999         1998        1999         1998
      --------------           --------     --------    --------     --------
      Automotive and
        Industrial Components  $ 94,461     $ 89,909    $ 17,111     $ 15,491
      Specialty Chemicals        86,847       81,489       9,110        9,770
      Corporate and Other          -            -         (2,722)      (2,202)
                               --------     --------    --------     --------
      Consolidated Totals      $181,308     $171,398    $ 23,499     $ 23,059
                               ========     ========    ========     ========

                                       7

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended June 30, 1999 and 1998
-----------------------------------------------------------

Net sales for the second quarter of 1999 were $92.8 million, an 8% increase compared to sales of $85.6 million in the second quarter of 1998. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 10% in the second quarter of 1999 compared to the second quarter of 1998, primarily reflecting a 10% increase in sales volume at Precision. Precision's sales increased at its Tennessee, Virginia, Kentucky and Canadian-based operations. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to automotive and industrial markets. The increase in sales at Precision's Virginia operation was due to continued growth of its expanded composite gasket product line. Sales at Skeels increased 11% in the second quarter of 1999 compared to the same quarter in 1998.

Sales at the Specialty Chemicals Division, principally car care products, increased 7% in the second quarter of 1999 compared to the same quarter in 1998. Sales in the U.S. increased 15% compared to the prior year primarily due to higher sales of the recently introduced vehicle service contract programs launched in June 1998 and equipment and related chemicals for professional repair facilities. These sales increases were partially offset by lower sales of product warranty programs and lower export sales to Latin American and Asian distributors. Foreign subsidiary sales were approximately the same in the second quarter of 1999 compared to the prior year. Foreign subsidiary sales increased in France, Belgium, Germany and New Zealand, but declined in Australia, Canada and South Africa.

The consolidated cost of sales in the second quarter of 1999 increased to 60.9% of sales compared to 60.4% in the second quarter of 1998. The decrease in consolidated gross margin percentage was due to a decline in gross margin percentage at the Specialty Chemicals Division, partially offset by an improved gross margin percentage at Precision. The Specialty Chemicals Division's gross margin percentage decreased in the second quarter of 1999 compared to the same period last year due to a change in sales mix and reductions in the gross margins from sales of product warranty programs and vehicle service contracts. During the second quarter of 1998, Precision's gross margin was negatively impacted by a three-week labor strike that reduced sales at two of its major plants in Tennessee.

Selling, general and administrative (SG&A) expenses in the second quarter of 1999 were $25.0 million (27.0% of sales) compared to $23.3 million (27.2% of sales) for the second quarter of 1998. The increase in SG&A expenses was primarily due to higher selling costs associated with vehicle service contract programs at the Specialty Chemicals Division. SG&A expenses also increased at Precision due to the higher sales volumes.
                                       8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


As a percentage of sales, SG&A expenses declined at the Specialty Chemicals Division and increased slightly at Precision. Corporate operating expenses increased in the second quarter of 1999 compared to the second quarter of 1998 due to higher consulting fees, pension expenses and other corporate items.

Income before taxes based on income increased 7% to $11.9 million in 1999 from $11.1 million in the second quarter of 1998. In the Automotive and Industrial Components Division, Precision's pretax profit increased 17% in the second quarter of 1999 compared to the same period last year due to the increase in sales and productivity gains. Skeels' pretax profit was approximately the same as in the second quarter of 1998. Pretax profit at the Specialty Chemicals Division was up slightly in the second quarter of 1999 compared to the very strong 1998 second quarter. Pretax profit increased at the Specialty Chemicals Division's U.S. and European-based operations, but declined at its South African, Australian and Canadian-based divisions.

The effective tax rate in the second quarter of 1999 was 36.0%, up from the 35.7% tax rate in the second quarter of 1998, but the same as the 1998 full year tax rate of 36.0%.

Net income increased 6% to $7.6 million in the second quarter of 1999 compared to net income of $7.1 million in the second quarter of 1998 due to the increase in pretax income. Basic income per share in the second quarter of 1999 increased 8% to $.40 from $.37 in 1998 due to the higher net income and lower average number of shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 3% in the second quarter of 1999 compared to the same period in 1998, primarily due to repurchases of the Company's outstanding stock pursuant to the Company's share repurchase programs. Diluted earnings per share increased 11% in the second quarter of 1999 compared to 1998 for the same reasons as the increase in basic earnings per share. The number of shares used in the calculation of diluted earnings per share decreased 4% in the most recent quarter compared to the second quarter of 1998 due to the share repurchases and the lower number of outstanding stock options required to be included in the diluted shares calculation.


Comparison of the six months ended June 30, 1999 and 1998
---------------------------------------------------------

Net sales for the first half of 1999 increased 6% to $181.3 million from $171.4 million in the same period of last year. Sales were up 5% for the Automotive and Industrial Components Division compared to the first six months of 1998 due primarily to higher sales at Precision's Virginia and Tennessee operations. Sales at Skeels increased in the first half of 1999 compared to the same period last year. Sales for the Specialty Chemicals Division increased 7% in the first six months of 1999 compared to the same period in 1998 primarily due to higher sales in the U.S., France, Australia, Belgium, New Zealand, U.K. and Mexico.

Total cost of sales for the first half of 1999 was 60.6% of sales, the same as in the first half of 1998. Precision achieved higher gross margins while the Specialty Chemicals Division's gross margin percentage declined for the first six months of 1999 compared to the same period in 1998 for the reasons explained in the analysis of the second quarter.
                                       9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Selling, general and administrative expenses increased to $49.0 million for the first six months of 1999 from $45.6 million for the same period in 1998. The increase primarily reflects higher spending levels at the Specialty Chemicals Division and Precision due to the higher revenues and a change in sales mix. Operating expenses at Corporate for the first six months of 1999 were above the comparable period in 1998 due to the reasons explained in the analysis of the second quarter.

Income before taxes based on income increased to $23.5 million from $23.1 million in the first half of 1998. The Automotive and Industrial Components Division experienced a 10% increase in pretax profit compared to the first half of 1998 as a result of Precision's higher sales. Skeels' pretax profit was slightly below 1998 levels. In the Specialty Chemicals Division, pretax profit declined 7% compared to the first half of last year primarily due to declines in the U.S., South Africa and Asia/Pacific regions.

Basic earnings per share rose 5% to $.80 in the first half of 1999 compared to $.76 in the same period in 1998. The increase in basic earnings per share is attributable to the increase in net income and a 3% decrease in the number of shares used in the calculation of basic earnings per share. Diluted earnings per share also increased in 1999 compared to 1998 due to the higher net income and a 4% decrease in the number of outstanding shares used in the calculation of diluted earnings per share.


FINANCIAL CONDITION
-------------------

Working capital at the end of the second quarter was $97.8 million compared to $97.5 million at December 31, 1998. The current ratio at the end of the second quarter of 1999 was 2.27 to 1 compared to 2.47 to 1 at December 31, 1998. The Company has adequate cash and cash equivalents and lines of credit to meet foreseeable working capital requirements.

Cash and cash equivalents increased $7.8 million to $54.3 million at June 30, 1999 compared to $46.5 million at December 31, 1998. The increase in cash and cash equivalents was primarily due to cash provided by operating activities of $26.9 million and $2.3 million of proceeds from the exercise of stock options, partially offset by $8.2 million used for repurchases of the Company's common stock, dividends paid of $3.8 million and $7.9 million of capital expenditures.

Accounts receivable increased $2.8 million to $67.6 million at June 30, 1999 from $64.9 million at December 31, 1998. This increase was primarily due to the higher sales at Precision in the most recent quarter compared to the fourth quarter of 1998, partially offset by a small decline in accounts receivable at the Specialty Chemicals Division. Inventories decreased $2.6 million to $31.8 million at the end of the second quarter of this year compared to $34.3 million at December 31, 1998. Inventories decreased at Precision due principally to lower raw material and work in process inventories and decreased at the Specialty Chemicals Division due primarily to lower inventories at its foreign-based operations.

During the six months ended June 30, 1999, the Company purchased $7.9 million of new property, plant and equipment, primarily for the Automotive and Industrial
                                      10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Components Division. As previously reported, the Company anticipates that total capital expenditures in 1999 will be approximately $16 million, which will be funded from current operations.

Stockholders' equity at June 30, 1999 was $145.7 million or $7.78 per share compared to $140.9 million or $7.49 per share at December 31, 1998. The increase of $4.9 million is attributable to net income of $15.0 million and $2.3 million from the exercise of stock options, including the related tax effect, reduced by $2.6 million of dividends declared, $8.2 million of repurchases of the Company's common stock and a $1.6 million decrease in the accumulated other comprehensive income account.


YEAR 2000 MATTERS
-----------------

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. In 1996, the Company began the necessary changeover of computer systems at its major locations, and now believes the changes to be substantially completed. Certain smaller foreign locations are also presently working toward timely implementation of necessary changes. The costs incurred thus far, and expected to be incurred in the future, are not significant. The Company is also working with customers and vendors to determine their ability to make the necessary conversions. Management presently expects that the necessary corrections will be completed before the Year 2000 with no significant effect on vendors, customers or disruption to business operations. See Forward-Looking Statements.

The Company currently has no contingency plans in place in the event certain necessary corrections are not fully completed by the Company or its customers and vendors before the Year 2000. However, based on the Company's evaluations of its own systems and its customers' and vendors' responses to the Company's Year 2000 readiness inquiries, the Company believes that no significant contingency plans are necessary at this time.


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

The Company and certain of its European subsidiaries are currently evaluating the Euro conversion and the potential impact on their operations. At the present time, the Company believes the necessary changes and costs incurred thus far, and expected to be incurred in the future, are not significant. See Forward-Looking Statements.
                                      11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: Precision's ability to improve operating efficiencies; the sufficiency of working capital; the anticipated level of capital expenditures; the lack of impact of the Year 2000 problem on the Company's vendors, customers or its business operations; the lack of the need for Year 2000 contingency plans; and the lack of impact of the Euro currency conversion on the Company's business operations.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S. dollar; short-term domestic and international interest rates; the impact of competitive products and pricing; attempts by state governments to regulate the product warranty program or change existing regulation of vehicle service contract programs; termination of one or more of the product warranty division's alliances with automobile finance companies or a significant slowdown in the business of these companies; regulatory or technical developments or subsequently developed information resulting in an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company and its vendors and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America, Western Europe and Asia/Pacific area.

The Company's actual results thus may differ materially from the expected results expressed or implied by the forward-looking statements.
                                      12

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 1 - Legal Proceedings


Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also Item 1 - "Environmental Matters" and Item 3 - "Legal Proceedings" in the Registrant's Report on Form 10-K for the year ended December 31, 1998.
                                      13

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K


(a)   Exhibits

        27   - Financial data schedule.

(b) Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.
                                      14

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            WYNN'S INTERNATIONAL, INC.
                                   --------------------------------------------
                                                   (Registrant)






Date      August 12, 1999                    /s/ James Carroll
      -----------------------      --------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date      August 12, 1999                  /s/  Seymour A. Schlosser
      -----------------------      --------------------------------------------
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