Form 10-Q
period 1999-09-30
WYNNS INTERNATIONAL INC
filed 1999-11-12
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1999

                                         or

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

______________________________________________________________________________
Former name, former address & former fiscal year, if changed since last report.

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

At November 1, 1999, Registrant had 18,656,106 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------


                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              September 30, 1999 (unaudited) and
              December 31, 1998                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months and Nine Months Ended
              September 30, 1999 and 1998                                 3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Nine Months Ended
              September 30, 1999 and 1998                                 4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8-13

Part II - Other Information

       Item 1 - Legal Proceedings                                         14

       Item 6 - Exhibits and Reports on Form 8-K                          15

Signatures                                                                16

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                     September 30
                                                         1999       December 31
                                                     (unaudited)       1998
                                                     ------------   -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $ 61,880       $ 46,511
  Accounts receivable, less $1,052 allowance for
    doubtful accounts ($904 at December 31, 1998)       69,418         64,880
  Inventories:
    Finished goods                                      21,673         21,922
    Raw materials and work in process                   10,849         12,425
                                                      --------       --------
                                                        32,522         34,347
  Prepaid expenses and other current assets
    (including deferred tax assets of $10,867 at
    September 30, 1999 and $12,162 at
    December 31, 1998)                                  20,282         18,144
                                                      --------       --------
      Total current assets                             184,102        163,882

Property, plant and equipment, at cost less
  accumulated depreciation and amortization             56,000         50,197
Other assets                                            12,341         11,517
                                                      --------       --------
                                                      $252,443       $225,596
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 20,239       $ 23,360
  Taxes based on income                                  2,003            100
  Product warranty program and vehicle
    service contract reserves                           33,120         19,094
  Accrued liabilities                                   28,520         23,871
                                                      --------       --------
      Total current liabilities                         83,882         66,425

Deferred taxes based on income                           6,616          7,607
Other liabilities                                       11,333         10,714

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                 -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued                                          219            219
  Capital in excess of par value                        21,405         24,286
  Retained earnings                                    178,139        160,170
  Accumulated other comprehensive income                (6,256)        (5,100)
  Unearned compensation                                    (53)           (56)


  Common stock held in treasury 3,229,729 shares,
    at cost (3,095,809 at December 31, 1998)           (42,842)       (38,669)
                                                      --------       --------
      Total stockholders' equity                       150,612        140,850
                                                      --------       --------
                                                      $252,443       $225,596
                                                      ========       ========

See accompanying notes
                                      2

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)


                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                   -------------------     -------------------
                                     1999       1998         1999       1998
                                   --------   --------     --------   --------
Revenues:
  Net sales                        $ 91,120   $ 79,835     $272,428   $251,233
  Interest income                       787        569        l,965      1,764
                                   --------   --------     --------   --------
                                     91,907     80,404      274,393    252,997
                                   --------   --------     --------   --------
Costs and expenses:
  Cost of sales                      55,648     49,485      165,607    153,336
  Selling, general & admini-
    strative                         25,513     21,469       74,498     67,021
  Interest expense                       17         61           60        192
                                   --------   --------     --------   --------
                                     81,178     71,015      240,165    220,549
                                   --------   --------     --------   --------

Income before taxes based on
    income                           10,729      9,389       34,228     32,448
Provision for taxes based on
    income                            3,863      3,265       12,322     11,681
                                   --------   --------     --------   --------

Net income                         $  6,866   $  6,124     $ 21,906   $ 20,767
                                   ========   ========     ========   ========

Earnings per share of common
    stock:
      Basic                            $.37       $.32        $1.17      $1.08
                                       ====       ====        =====      =====

      Diluted                          $.36       $.31        $1.15      $1.05
                                       ====       ====        =====      =====

Cash dividend per common share         $.07       $.06         $.21       $.18
                                       ====       ====         ====       ====


See accompanying notes
                                      3

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                        Nine Months Ended
                                                          September 30
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $ 21,906       $ 20,767
  Adjustments:
    Depreciation and amortization                       6,540          6,143
    Provision for uncollectible accounts                  362            222
    Amortization of stock compensation                     37             12
    Gain on sale of property, plant & equipment           (30)           (20)
    Provision (benefit) for deferred income taxes         407         (1,304)
    Change in operating assets and liabilities:
      Accounts receivable (net)                        (4,900)        (7,266)
      Inventories                                       1,825         (3,015)
      Prepaid expenses and other current assets        (3,433)          (576)
      Other assets                                     (1,113)          (404)
      Accounts payable                                 (3,121)           632
      Product warranty program and vehicle
        service contract reserves                      14,026          2,883
      Taxes based on income                             1,867             44
      Accrued liabilities                               5,778         (1,530)
      Other liabilities                                   619            648
                                                     --------       --------
    Net cash provided by operating activities          40,770         17,236
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment          (12,220)        (7,079)
  Other - net                                              80             48
                                                     --------       --------
    Net cash used in investing activities             (12,140)        (7,031)
                                                     --------       --------

Cash flows from financing activities:
  Dividends paid                                       (5,066)        (4,479)
  Proceeds from exercise of stock options               2,450          1,044
  Purchase of treasury stock                           (9,502)        (9,003)
                                                     --------       --------
    Net cash used in financing activities             (12,118)       (12,438)
                                                     --------       --------

Effect of exchange rate changes                        (1,143)           (24)
                                                     --------       --------
Net increase (decrease) in cash and cash
  equivalents                                          15,369         (2,257)
                                                     --------       --------

Cash and cash equivalents at beginning of year         46,511         43,266
                                                     --------       --------
Cash and cash equivalents at September 30            $ 61,880       $ 41,009
                                                     ========       ========

See accompanying notes
                                      4

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 AND 1998




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

2) The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations for the year ending December 31, 1999. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                                           Nine Months
                                                        Ended September 30
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
      Interest                                       $    47,000   $    57,000
      Income taxes                                    10,031,000    12,941,000

4) Cash equivalents with a fair value of $17,862,000 and $2,182,000 at September 30, 1999 and December 31, 1998, respectively, are held in a separate trust account in conjunction with a vehicle service contract insurance agreement (the "Agreement") between the Company and a certain risk retention group that insures the liability of the Company and its dealers with respect to various vehicle service contract programs marketed by the Company. Funds in the trust account are to be used primarily for the benefit of holders of the Company's various vehicle service contracts, and any residual funds and all investment income or loss accrue to the benefit of the Company. The funds are managed by the Company under guidelines approved by both parties to the Agreement.

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         September 30, 1999 AND 1998


5) The computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                      Three Months
                                                   Ended September 30
                                                --------------------------
                                                   1999           1998
                                                -----------    -----------
      Net income                                $ 6,866,000    $ 6,124,000
                                                ===========    ===========

      Weighted average number of shares
        outstanding                              18,715,231     19,031,979
                                                ===========    ===========

      Basic earnings per common share                  $.37           $.32
                                                       ====           ====

      Weighted average number of shares
        outstanding including dilutive
        effect of stock options and
        pending performance shares               19,019,457     19,560,959
                                                ===========    ===========

      Diluted earnings per common share                $.36           $.31
                                                       ====           ====

                                                     Nine Months
                                                  Ended September 30
                                               --------------------------
                                                  1999           1998
                                               -----------    -----------
      Net income                               $21,906,000    $20,767,000
                                               ===========    ===========

      Weighted average number of shares
        outstanding                             18,752,688     19,205,932
                                               ===========    ===========

      Basic earnings per common share                $1.17          $1.08
                                                     =====          =====

      Weighted average number of shares
        outstanding including dilutive
        effect of stock options and
        pending performance shares              19,108,070     19,783,807
                                               ===========    ===========

      Diluted earnings per common share              $1.15          $1.05
                                                     =====          =====

      The dilutive effect of stock options consists of net shares assumed issued using the treasury stock method for stock options outstanding during each period based on average market price (296,743 and 522,314 for the three months ended and 348,344 and 570,854 for the nine months ended September 30, 1999 and 1998, respectively). The dilutive effect of pending performance shares consists of net shares assumed issued for

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1999 AND 1998


      performance shares pending issuance based on satisfaction of vesting requirements (7,483 and 6,666 for the three months ended and 7,038 and 7,021 for the nine months ended September 30, 1999 and 1998, respectively).

6) Accumulated other comprehensive income on the Company's Consolidated Condensed Balance Sheets consists of cumulative equity adjustments from foreign currency translation. Total comprehensive income for the three and nine months ended September 30, 1999 was $7,331,000 and $20,750,000, respectively, and for the three and nine months ended September 30, 1998 was $6,900,000 and $20,590,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income.


7) Segment information for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                      Three Months Ended September 30
                               ---------------------------------------------
                                     Net Sales          Pretax Profit (Loss)
                               --------------------     --------------------
      (In thousands)             1999         1998        1999         1998
      --------------           -------      -------     -------      -------
      Automotive and
        Industrial Components  $46,205      $41,750     $ 7,859      $ 6,614
      Specialty Chemicals       44,915       38,085       4,630        3,596
      Corporate and Other         -            -         (1,760)        (821)
                               -------      -------     -------      -------
      Consolidated Totals      $91,120      $79,835     $10,729      $ 9,389
                               =======      =======     =======      =======

                                       Nine Months Ended September 30
                               ----------------------------------------------
                                     Net Sales          Pretax Profit (Loss)
                               ---------------------    ---------------------
      (In thousands)             1999         1998        1999         1998
      --------------           --------     --------    --------     --------
      Automotive and
        Industrial Components  $140,666     $131,659    $ 24,970     $ 22,105
      Specialty Chemicals       131,762      119,574      13,740       13,366
      Corporate and Other          -            -         (4,482)      (3,023)
                               --------     --------    --------     --------
      Consolidated Totals      $272,428     $251,233    $ 34,228     $ 32,448
                               ========     ========    ========     ========

                                      7

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended September 30, 1999 and 1998
----------------------------------------------------------------

Net sales for the third quarter of 1999 were $91.1 million, a 14% increase compared to sales of $79.8 million in the third quarter of 1998. Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision), a Lebanon, Tennessee-based supplier of O-rings, seals and molded rubber products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 11% in the third quarter of 1999 compared to the third quarter of 1998, primarily reflecting an 11% increase in sales volume at Precision. Precision's sales increased at its Tennessee and Virginia-based operations.
The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to automotive and off-road construction markets. The increase in sales at Precision's Virginia operation was due to continued growth of its expanded composite gasket product line. Sales at Skeels decreased 2% in the third quarter of 1999 compared to the same quarter in 1998.

Sales at the Specialty Chemicals Division, principally car care products, increased 18% in the third quarter of 1999 compared to the same quarter in 1998. Sales in the U.S. increased 31% compared to the prior year primarily due to higher sales of the recently introduced vehicle service contract programs launched in June 1998, higher export sales to Asian distributors and a small increase in sales of equipment and related chemicals for professional repair facilities. These sales increases were partially offset by lower sales of product warranty programs and lower export sales to Latin American distributors. Foreign subsidiary sales increased 5% in the third quarter of 1999 compared to the prior year. Foreign subsidiary sales increased in Australia, Belgium, Germany, New Zealand, Mexico and South Africa.

The consolidated cost of sales in the third quarter of 1999 decreased to 61.1% of sales compared to 62.0% in the third quarter of 1998. The increase in consolidated gross margin percentage was due to an increase in gross margin percentage at Precision, partially offset by a decline in gross margin percentage at the Specialty Chemicals Division. Precision's gross margin increased in the third quarter of 1999 compared to the same period last year due to the higher sales and improved operating efficiencies. The Specialty Chemicals Division's gross margin percentage decreased in the third quarter of 1999 compared to the same period last year due to a change in sales mix and reductions in the gross margins from sales of product warranty programs and vehicle service contracts.

Selling, general and administrative (SG&A) expenses in the third quarter of 1999 were $25.5 million (28.0% of sales) compared to $21.5 million (26.9% of sales) for the third quarter of 1998. The increase in SG&A expenses was primarily due to higher selling costs associated with vehicle service contract programs at the Specialty Chemicals Division. SG&A expenses also increased at Precision due to the higher sales volumes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

As a percentage of sales, SG&A expenses declined at the Specialty Chemicals Division and increased slightly at Precision. Corporate operating expenses increased in the third quarter of 1999 compared to the third quarter of 1998 due to higher incentive compensation expenses, pension expenses, consulting fees and other corporate items. Corporate incentive compensation expenses were lower in the third quarter of 1998 due to lower profits at Precision caused by the General Motors 1998 strike and lower profits at the Specialty Chemicals Division. Pension expenses increased in the third quarter of 1999 compared to the same period last year due to the Company's adoption in late 1998 of a supplemental executive retirement plan.

Income before taxes based on income increased 14% to $10.7 million in 1999 from $9.4 million in the third quarter of 1998. In the Automotive and Industrial Components Division, Precision's pretax profit increased 20% in the third quarter of 1999 compared to the same period last year due to the increase in sales and productivity gains. Skeels' reported a small decline in pretax profit in the third quarter of 1999 compared to the third quarter of 1998. Pretax profit at the Specialty Chemicals Division increased 29% in the third quarter of 1999 compared to the 1998 third quarter. Pretax profit increased at the Specialty Chemicals Division's U.S. and Belgium-based operations and due to stronger results from the Asia/Pacific region.

The effective tax rate in the third quarter of 1999 was 36.0%, up from the 34.8% tax rate in the third quarter of 1998, but the same as the 1998 full year tax rate of 36.0%.

Net income increased 12% to $6.9 million in the third quarter of 1999 compared to net income of $6.1 million in the third quarter of 1998 due to the increase in pretax income, partially offset by the higher effective tax rate. Basic income per share in the third quarter of 1999 increased 16% to $.37 from $.32 in 1998 due to the higher net income and lower average number of shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 2% in the third quarter of 1999 compared to the same period in 1998, primarily due to repurchases of the Company's common stock pursuant to the Company's share repurchase program. Diluted earnings per share also increased 16% in the third quarter of 1999 compared to 1998 for the same reasons as the increase in basic earnings per share. The number of shares used in the calculation of diluted earnings per share decreased 3% in the most recent quarter compared to the third quarter of 1998 due to the share repurchases and fewer outstanding stock options required to be included in the diluted shares calculation.

Comparison of the nine months ended September 30, 1999 and 1998
---------------------------------------------------------------

Net sales for the nine months of 1999 increased 8% to $272.4 million from $251.2 million in the same period of last year. Sales were up 7% for the Automotive and Industrial Components Division compared to the first nine months of 1998 due primarily to higher sales at Precision's Virginia, Tennessee and Kentucky-based operations. Sales at Skeels increased slightly in the first nine months of 1999 compared to the same period last year. Sales for the Specialty Chemicals Division increased 10% in the first nine months of 1999 compared to the same period in 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

primarily due to higher sales in the U.S., France, Australia, Belgium, New Zealand, Germany and Mexico.

Total cost of sales for the first nine months of 1999 was 60.8% of sales compared to 61.0% in the first nine months of 1998. Precision achieved higher gross margins while the Specialty Chemicals Division's gross margin percentage declined for the first nine months of 1999 compared to the same period in 1998 for the reasons explained in the analysis of the third quarter.

Selling, general and administrative expenses increased to $74.5 million for the first nine months of 1999 from $67.0 million for the same period in 1998. The increase primarily reflects higher spending levels at the Specialty Chemicals Division and Precision due to the higher revenues and a change in sales mix. Corporate expenses for the first nine months of 1999 were higher than the comparable period in 1998 due to the reasons explained in the analysis of the third quarter.

Income before taxes based on income increased to $34.2 million from $32.4 million in the first nine months of 1998. The Automotive and Industrial Components Division experienced a 13% increase in pretax profit compared to the first nine months of 1998 as a result of Precision's higher sales. Skeels' pretax profit was slightly below 1998 levels. In the Specialty Chemicals Division, pretax profit increased 3% compared to the first nine months of last year primarily due to increases in the U.S., France and Belgium, partially offset by lower reported pretax profit in South Africa and Asia/Pacific regions.

Basic earnings per share rose 8% to $1.17 in the first nine months of 1999 compared to $1.08 in the same period in 1998. The increase in basic earnings per share is attributable to the increase in net income and a 2% decrease in the number of shares used in the calculation of basic earnings per share. Diluted earnings per share also increased in 1999 compared to 1998 due to the higher net income and a 3% decrease in the number of outstanding shares required to be used in the calculation of diluted earnings per share.

FINANCIAL CONDITION
-------------------

Working capital at the end of the third quarter was $100.2 million compared to $97.5 million at December 31, 1998. The current ratio at the end of the third quarter of 1999 was 2.19 to 1 compared to 2.47 to 1 at December 31, 1998. The decline in the current ratio was caused principally by the use of cash to repurchase shares of the Company's common stock and by the increase in product warranty program and vehicle service contract reserves.

Cash and cash equivalents increased $15.4 million to $61.9 million at September 30, 1999 compared to $46.5 million at December 31, 1998. The increase in cash and cash equivalents was primarily due to cash provided by operating activities of $40.8 million and $2.4 million of proceeds from the exercise of stock options, partially offset by $9.5 million used for repurchases of the Company's common stock, dividends paid of $5.1 million and $12.2 million of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

Accounts receivable increased $4.5 million to $69.4 million at September 30, 1999 from $64.9 million at December 31, 1998. This increase was primarily due to the higher sales at Precision in the most recent quarter compared to the fourth quarter of 1998. Inventories decreased $1.8 million to $32.5 million at the end of the third quarter of this year compared to $34.3 million at December 31, 1998. Inventories decreased at the Specialty Chemicals Division due primarily to efforts to reduce overall inventory levels at its U.S. and European-based operations. Inventories also decreased at Precision due principally to reductions in Precision's finished goods inventories.

During the nine months ended September 30, 1999, the Company purchased $12.2 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. As previously reported, the Company anticipates that total capital expenditures in 1999 will be approximately $16 million, which will be funded from current operations.

Stockholders' equity at September 30, 1999 was $150.6 million or $8.07 per share compared to $140.9 million or $7.49 per share at December 31, 1998. The increase of $9.8 million is attributable to net income of $21.9 million and $2.4 million from the exercise of stock options, including the related tax effect, reduced by $3.9 million of dividends declared, $9.5 million of repurchases of the Company's common stock and a $1.1 million decrease in the accumulated other comprehensive income account.

DEFINITIVE AGREEMENT TO ACQUIRE GOSHEN RUBBER COMPANIES, INC.
-------------------------------------------------------------

On October 21, 1999, the Company announced the execution of a definitive agreement to acquire Goshen Rubber Companies, Inc. (Goshen) headquartered in Goshen, Indiana. Goshen is a privately held manufacturer of O-rings, tetraseals(R), gaskets and other rubber, plastic and urethane products with annual revenues of $172.6 million for its fiscal year ended June 30, 1999. The closing of the transaction is subject to a number of customary conditions including the completion of the Company's due diligence and the obtaining of necessary governmental approvals. The closing is expected to occur in mid-December of this year.

Under the terms of the definitive agreement, the Company will provide total consideration of approximately $85.0 million at the closing to purchase all of the outstanding stock of Goshen and to retire Goshen's outstanding bank debt. The Company will utilize its working capital and new borrowings to pay the purchase price and repay the outstanding bank debt of Goshen.

The Company plans to replace its two existing unused domestic committed unsecured lines of credit for $15.0 million each with a new single domestic committed unsecured line of credit for $60 million. The Company believes this new line of credit and the Company's existing cash and cash equivalents will be sufficient to finance the Goshen acquisition and to meet foreseeable working capital requirements. See Forward-Looking Statements.

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

The Company currently has no contingency plans in place in the event certain necessary corrections are not fully completed by the Company or its customers and vendors before the Year 2000. However, based on the Company's evaluations of its own systems and its customers' and vendors' responses to the Company's Year 2000 readiness inquiries, the Company believes that significant contingency plans are neither practical nor necessary at this time. See Forward-Looking Statements.

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

FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: Precision's ability to continue to increase revenues and profits and improve operating efficiencies; the Company's ability to replace its two existing lines of credit with a new line of credit that will be sufficient to finance the Goshen acquisition and to meet foreseeable working capital requirements; the timing and closing of the Goshen acquisition and the impact of the acquisition on the Company's competitive position and its future revenues and earnings; the anticipated level of capital expenditures; the lack of impact of the Year 2000 problem on the Company's vendors,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------

customers or its business operations; the lack of the need for Year 2000 contingency plans; and the lack of impact of the Euro currency conversion on the Company's business operations.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; uncertainties generally associated with acquisitions including the completion of satisfactory due diligence and unanticipated regulatory delays; currency exchange rates relative to the U.S. dollar; short-term domestic and international interest rates; the impact of competitive products and pricing; attempts by state governments to regulate the product warranty program or change existing regulation of vehicle service contract programs; termination of one or more of the product warranty division's alliances with automobile finance companies or a significant slowdown in the business of these companies; regulatory or technical developments or subsequently developed information resulting in an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company and its vendors and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America, Western Europe and Asia/Pacific area.

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






Date      November 10, 1999                     /s/ James Carroll
      ------------------------     -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date      November 10, 1999                  /s/ Seymour A. Schlosser
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