Form 10-K405
period 1999-12-31
WYNNS INTERNATIONAL INC
filed 2000-03-29
CIK 108721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------


                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1999; or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______________________ to __________________________


                        COMMISSION FILE NUMBER 1-7200


                           WYNN'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   95-2854312
     -------------------------------                  ----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)


    500 NORTH STATE COLLEGE BOULEVARD
                SUITE 700
            ORANGE, CALIFORNIA                                92868
 ----------------------------------------             ----------------------
 (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (714) 938-3700


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class              Name of Each Exchange on Which Registered
--------------------------------------     -----------------------------------------
Common Stock, par value $.01 per share              New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $236,751,924 as of March 15, 2000. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors of Registrant, are deemed to be held by non-affiliates.

      On March 15, 2000, Registrant had 18,650,810 shares of Common Stock outstanding.

     Parts I and II incorporate information by reference from the Annual Report to Stockholders for the year ended December 31, 1999. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000.

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

                                     PART I


ITEM 1.  BUSINESS

         Wynn's International, Inc., through its subsidiaries, is engaged primarily in the automotive and industrial components business and the specialty chemicals business. The Company designs, produces and sells O-rings and other seals and molded elastomeric and thermoplastic polymer products. The Company also formulates, produces and sells specialty chemical products, vehicle service contract programs and automotive service equipment and distributes, primarily in southern California, locks and hardware products manufactured by others. Prior to the sale in May 1996 of the principal operating assets of its wholly-owned subsidiary, Wynn's Climate Systems, Inc. ("Wynn's Climate Systems"), the Company designed, produced and sold automotive air conditioning systems and components. In 1998, the Company began selling vehicle service contract programs for new and used automobiles and light trucks. In December 1999, the Company acquired all of the outstanding capital stock of Goshen Rubber Companies, Inc., an Indiana-based developer, manufacturer and marketer of O-rings, Tetraseals(R), gaskets and other rubber, plastic and urethane products.

         The Company markets its O-rings and other molded polymer products under the trade name "Wynn's-Precision" and under the trademark TETRASEALS(R). The Company markets its specialty chemical products, automotive service equipment, and vehicle service contract programs under various trademarks, including WYNN'S(R), FRICTION PROOFING(R), X-TEND(R), SPIT FIRE(R), CHARGE(R), DU-ALL(R), TRANSERVE(R), POWERFLUSH(R), WYNN'S PRODUCT WARRANTY(R), WYNN'S EXTENDED CARE(TM) and WYNN'S PLUS(TM).

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

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

         The Company's operations are conducted in two industry segments:
Automotive and Industrial Components, and Specialty Chemicals. Financial information relating to the Company's business segments for the three years ended December 31, 1999 is incorporated by reference from Note 15 of "Notes to Consolidated Financial Statements" on pages 40 and 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "1999 Annual Report").

                      AUTOMOTIVE AND INDUSTRIAL COMPONENTS

         The Automotive and Industrial Components Division consists of Wynn's-Precision, Inc. ("Precision"), Goshen Rubber Companies, Inc. ("Goshen") and Robert Skeels & Company ("Skeels"). On December 17, 1999, the Company acquired all of the outstanding capital stock of Goshen. The acquisition has been accounted for as a purchase, and Goshen's assets and liabilities are included in the Company's balance sheet as of December 31, 1999. In accordance with the terms of the acquisition agreement, Goshen's results of operations will be consolidated with the Company beginning January 1, 2000. The Automotive and Industrial Components Division also included Wynn's Climate Systems prior to the sale of its principal operating assets in May 1996. During 1999, sales from continuing operations of the Automotive and Industrial Components Division were $186,802,000, or 52% of the Company's total net sales, as compared with $175,823,000 and 52% in 1998. The pretax profit from continuing operations of the division in 1999 was $31,722,000, as compared with $29,234,000 in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Operating Segments and Related Information" on pages 19 through 24 and 40 through 41, respectively, of the 1999 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on pages 6 through 13 below.

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

PRODUCTION

         Precision's manufacturing facilities are located in Arizona, Kentucky, Tennessee, Texas, Virginia and Ontario, Canada. Precision added a manufacturing facility in China after entering into a joint venture with a Chinese company in the fourth quarter of 1998. Precision's administrative headquarters are located at the site of its main manufacturing facility in Lebanon, Tennessee. Also located in Lebanon, Tennessee are Precision's own tool production facility and a facility dedicated exclusively to injection molding. Precision's Plastics Division maintains a 76,375 square foot facility in Springfield, Kentucky dedicated to injection molding, injection blow molding and extrusion blow molding of various thermoplastic polymers. Over the past several years, Precision has made significant investments in modern computerized production equipment and facilities. In 1999, Precision continued to invest in new production equipment to expand production capacity primarily in its Tennessee, Virginia, and Kentucky facilities. In 1999, Precision also commenced building a technologically advanced rubber mixing facility at its Lebanon, Tennessee production center scheduled to be completed in the second quarter of 2000.

         The principal raw materials used by Precision are elastomeric and thermoplastic polymers. These raw materials generally have been available from numerous suppliers in sufficient quantities to meet Precision's requirements. Adequate supplies of raw materials were available in 1999 and are expected to continue to be available in 2000.


                          GOSHEN RUBBER COMPANIES, INC.
            (O-RINGS, ENGINEERED SEALS AND OTHER MOLDED ELASTOMERIC
                       AND THERMOPLASTIC POLYMER PRODUCTS)

PRODUCTS

         Goshen develops, manufactures and markets a variety of rubber, plastic and urethane products. Goshen's principal rubber products are O-rings and Tetraseals(R), precision-molded products such as specialized seals, gaskets and diaphragms, and elastomeric balls, boots and drive belts. These products are used in a variety of hydraulic, pneumatic and fluid handling systems to seal air, oil or water. Goshen's principal thermoplastic products are exterior trim components for automobiles and disposable diagnostic medical and consumer products. Goshen also manufactures urethane, PTFE and silicone products such as energy absorbing automotive parts. Goshen's primary customers are OEMs, component suppliers to OEMs, customers in the automotive aftermarket and manufacturers of fluid handling equipment.

DISTRIBUTION

         Goshen sells its products through a variety of distribution channels, including a direct sales force, independent sales representatives and distributors, and telemarketers. Goshen supports its sales and marketing efforts with inside sales personnel and engineers.

PRODUCTION

         Goshen operates 22 manufacturing facilities located in Indiana, Ohio, Illinois, Nebraska, Florida, South Carolina, North Carolina, Wisconsin and Ontario, Canada. Of the 22 manufacturing facilities,

13 are operated by the Rubber Division and nine are operated by the Thermoplastics Division.

         The principal raw materials used by Goshen are elastomeric and thermoplastic polymers. These raw materials generally have been available from suppliers in sufficient quantities to meet Goshen's requirements. Adequate supplies of raw materials were available in 1999 and are expected to continue to be available in 2000.


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


                               SPECIALTY CHEMICALS

         The Specialty Chemicals Division consists of Wynn Oil Company and its subsidiaries ("Wynn Oil"). During 1999, net sales at Wynn Oil were $173,497,000, or 48% of the Company's total net sales, as compared to $161,052,000 and 48% for 1998. The pretax profit of the division during 1999 was $17,449,000, compared with $17,736,000 for 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Operating Segments and Related Information" on pages 19 through 24 and 40 through 41, respectively, of the 1999 Annual Report, which are hereby incorporated by reference. See also "Other Factors Affecting the Business" on pages 6 through 13 below.

PRODUCTS

         Wynn Oil develops, manufactures and markets a wide variety of specialty chemical car care and industrial products and related service programs. These products include professional chemical products, programs and equipment for automobile service technicians and automobile chemical products for consumers. Wynn Oil's premium automotive chemical product line is the Wynn's Product Warranty program. Wynn Oil also sells chemical products for metalworking and machining operations.

         Wynn Oil formulates its products to provide preventive or corrective maintenance for various parts of an automobile, including the engine, transmission, steering system, fuel system, differential, cooling system and certain other parts. Wynn Oil also manufactures equipment designed to work with Wynn Oil chemical products to assist automobile service technicians with routine tasks, such as flushing cooling and transmission systems. For example, the patented DU-ALL machine is a portable machine used with Wynn's chemicals to flush and refill antifreeze in a vehicle and to recycle the used antifreeze. The DU-ALL system has been approved by General Motors, Ford, DaimlerChrysler, Nissan, Mitsubishi, Isuzu and Hyundai. The TRANSERVE II+ automatic transmission flush equipment consists of portable machines used with Wynn's chemicals to flush, refill and treat the transmission fluid in a vehicle. The TRANSERVE II+ equipment has been approved by General Motors, Ford, DaimlerChrysler, Nissan, Mitsubishi and Isuzu.

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

         Wynn Oil also markets the Wynn's Product Warranty program. The Wynn's Product Warranty program consists of kits of a premium line of automotive treatment products that are accompanied by a special product warranty. The kits are typically sold through car dealers to purchasers of used automobiles and light trucks. The kits contain proprietary treatment products that have been specially formulated to help prevent damage to various internally lubricated parts and systems of the automobile. The products include an engine oil treatment, a fuel system conditioner, a transmission fluid treatment, a power steering supplement, a differential treatment, a cooling system conditioner and an air conditioning system treatment. The product warranty accompanying the products states, in effect, that if the vehicle owner (i) treats the vehicle as directed, (ii) specified components of the vehicle are damaged during the warranty period, and (iii) the damage is the type of damage that the products are designed to help prevent, then Wynn Oil will provide reimbursement for the damage, up to the limits of liability and subject to certain conditions and exceptions. The items reimbursed include the costs of certain parts and labor and, in some instances, the costs of towing and a rental car. See "Other Factors Affecting the Business" on pages 6 through 13 below.

         In 1998, Wynn's Extended Care, Inc. ("Wynn's Extended Care"), a wholly-owned subsidiary of Wynn Oil, launched the Wynn's Extended Care vehicle service contract program. The program features vehicle service contracts that cover virtually every major system of a car. In 1999, Wynn's Extended Care introduced additional service contract programs, including the Wynn's Plus vehicle service contract program, which provides more limited coverage for used vehicles. Wynn's Extended Care sells its vehicle service contracts primarily through a network of independent distributors and sales representatives to new and used car dealers who, in turn, sell to purchasers of new and used cars. The Wynn's Extended Care program is backed by a contractual liability insurance policy.

DISTRIBUTION

         Wynn Oil's car care products are sold in the United States and in approximately 100 foreign countries. See "Foreign Operations" on pages 12 and 13 below.

         Wynn Oil distributes its products through a wide range of distribution channels. Domestically, Wynn Oil distributes its products primarily through independent distributors and sales representatives.

Wynn Oil also uses internal sales management personnel to sell and distribute its products. In addition, Wynn Oil distributes the Wynn's Product Warranty program through new and used car dealers and, on a limited basis, certain auto auctions. Wynn Oil also markets the Wynn's Product Warranty program in the United States and Canada through cooperative arrangements with national and regional automobile finance companies. Although these automobile finance companies have played an increasing role in the marketing of the Wynn's Product Warranty program in recent years, in 1998 and 1999 Wynn Oil experienced a decline in revenue generated by these arrangements. No assurance can be given that such finance companies will continue to market the Wynn's Product Warranty program. Wynn's Extended Care markets its service contract programs in the United States primarily through new and used car dealers, auto auctions and national and regional finance companies. Foreign sales of Wynn Oil products are made principally through wholly-owned subsidiaries, which sell primarily through independent distributors, warehouse distributors or manufacturers' representative organizations, with a direct sales force in France and the Netherlands. Wynn Oil also engages in direct export sales from the U.S. to independent distributors in Asia and Latin America, and from Belgium to independent distributors in certain European countries, North Africa, the Middle East and the former republics of the USSR. See "Other Factors Affecting the Business" on pages 6 through 13 below.

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

         Wynn Oil uses a large number of chemicals to produce its various specialty chemical products. Primary raw materials necessary for the production of these products, as well as the finished products, generally have been available from several sources. An adequate supply of materials was available in 1999 and is expected to continue to be available for the foreseeable future.


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

         Precision and Goshen have a large number of competitors in the market for static and dynamic sealing products, some of which competitors are substantially larger than Precision and Goshen. The markets in which Precision and Goshen compete are also sensitive to price changes. Requests for price reductions are not uncommon. Precision and Goshen both attempt to work with their customers to identify ways to lower costs and prices. Precision focuses on high technology, high quality sealing devices and has made significant investments in advanced equipment and other means to raise productivity. In 1999, Precision invested approximately $14.1 million in new production equipment and facilities to expand its production capacity primarily at its Tennessee, Virginia and Kentucky facilities. Precision's major focus is to be the low cost producer of superior quality products within its industry. Goshen emphasizes the superior quality of its products and its customer service. Goshen's multi-plant capacity and ability to manufacture a range of diverse products enable it to meet a wide array of customer needs, especially when a customer is considering new products. Precision and Goshen both believe that they must expand into additional areas of sealing technology in order to continue to be effective competitors.

         Competition with respect to Wynn Oil's specialty chemical and equipment products consists principally of other automotive aftermarket chemical, service equipment and industrial fluid companies. Some major oil companies also market their own additive products through retail service stations, independent dealers and garages. Certain national retailers and car manufacturers market private label brands of specialty chemical products. Wynn Oil's DU-ALL antifreeze recycling equipment and chemicals compete against other antifreeze recycling processes, some of which also have received OEM approval. Similarly, Wynn Oil's TRANSERVE II+ transmission fluid flush and fill equipment and chemicals compete against other transmission flush equipment. The Wynn's Product Warranty program and Wynn's Extended Care compete with service contract and extended warranty programs offered by other service contract providers and insurance companies. The principal methods of competition vary by geographic locale and by the relative market share held by the Company compared to other competitors.

         Skeels continues to face intense price competition from numerous cash-and-carry discount retailers. Skeels also has observed some manufacturers selling directly to retailers to increase volume.

KEY CUSTOMERS

         No customer represented more than 10% of total net sales of the Company in 1999.

GOVERNMENT REGULATIONS

         The number of governmental rules and regulations affecting the Company's business and products continues to increase.

         Wynn Oil markets the Wynn's Product Warranty program in 48 states in the U.S. and also in Canada. Questions have been raised by certain state and Canadian provincial regulators as to whether the product warranty that accompanies the kit is in the nature of insurance or a regulated service contract. Wynn Oil attempts to resolve these questions to the satisfaction of each such regulator. On occasion, it has elected not to sell the Wynn's Product Warranty program in certain jurisdictions. No assurance can be given that governmental regulations will not significantly affect the marketing of the Wynn's Product Warranty program in the United States or other countries in the future. Over the past few years, sales of the Wynn's Product Warranty program have been an important element of Wynn Oil's domestic business.

         Wynn's Extended Care markets the Wynn's Extended Care vehicle service contract programs in 48 states in the U.S. Many states have laws and regulations that govern the sale of vehicle service contracts. These laws and regulations dictate, for example, the types of disclosures that must be included in the Wynn's Extended Care service contracts, and in some cases require that Wynn's Extended Care be licensed as a vehicle service contract provider. Wynn's Extended Care endeavors to comply with these laws and regulations. No assurance can be given that government laws and regulations will not significantly affect the marketing of the Wynn's Extended Care contracts in the future.

ENVIRONMENTAL MATTERS

         The Company is involved in certain environmental proceedings and potential proceedings principally arising out of the past or present use of various substances that have been or may be deemed to be hazardous. At December 31, 1999, the Company had recorded consolidated accrued reserves of approximately $10.4 million relating to environmental matters. In establishing such reserves, the Company evaluates the nature and extent of the underlying contamination to the extent known for each matter, the estimated cost of the likely remedy, the number and financial strength of other potentially responsible parties, and the evidence against the various potentially responsible parties. During this evaluation process, the Company makes its best estimate of its likely exposure with respect to each matter based on information known to the Company at that time. Such estimates may involve a range of exposures for each matter. The Company provides aggregate reserves for no less than the minimum amount of the aggregate range of outcomes established by the Company.

         The Company lacks sufficient information at this time to provide an estimate of its "reasonably possible" (as such term is defined in Statement of Financial Accounting Standard No. 5) potential liability from all environmental matters. In establishing reserves for environmental matters, the Company assumes that it has appropriately evaluated key factors, such as expected remedy costs, the likely degree of responsibility and ability to pay of other potentially responsible parties, and the Company's probable allocable share. It is reasonably possible that regulatory or technical developments or subsequently developed information could cause the Company to reevaluate its present range of outcomes and to record additional liabilities for existing environmental matters. However, based upon information presently known to the Company, the Company believes that any such additional liabilities should not materially affect the Company's consolidated financial position, annual results of operations or cash flow. See Note 12 of "Notes to Consolidated Financial Statements" on page 38 of the 1999 Annual Report, which is hereby incorporated by reference.

         All potentially significant environmental matters presently known to the Company are described below.

                  (a) In July 1990, Wynn Oil received a general notice letter from the United States Environmental Protection Agency (the "EPA") stating that it may be a potentially responsible party ("PRP") with respect to the San Gabriel Valley, California Superfund Sites regional groundwater problem. In March 1994, the EPA issued its Record of Decision with respect to the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. Wynn Oil's Azusa facility (the "Azusa Facility") is located within the BPOU. On May 15, 1997, EPA issued Special Notice letters to nineteen companies and entities, including Wynn Oil, with respect to the BPOU. The Special Notice letters initiated an administrative process in which the recipients were given sixty days to submit a good faith offer to undertake the requested work and another sixty days to reach agreement with the EPA as to the terms of a consent decree. EPA has indicated that it considered Wynn Oil to be one of the four largest contributors of volatile organic compounds to the regional groundwater problem in the BPOU. Wynn Oil disagrees with the views expressed by the EPA.

                  In early June 1997 pursuant to a newly developed test method, perchlorates were detected in certain groundwater wells in the BPOU in excess of the State of California provisional action level of 18 parts per billion. Perchlorates are ions of ammonium perchlorate or potassium perchlorate, which are most commonly associated with the manufacturing of solid rocket fuel, fireworks and explosives. After the discovery of perchlorate and also using newly-developed test methods, N-nitrosodimethylamine ("NDMA") was discovered in the groundwater in the BPOU in quantities in excess of the detection limit of 30 parts per trillion. NDMA is associated with the manufacture of rocket fuel, among other processes. As a result of issues arising from the discovery of perchlorate and NDMA in certain BPOU groundwater wells, EPA extended the deadline for submission of a good faith offer.

                  In September 1999, eleven Special Notice recipients, including Wynn Oil, submitted a good faith offer (the "GFO") to perform the remedy. EPA accepted the GFO as a basis for entering into negotiations toward an acceptable consent decree. Shortly thereafter, the GFO participants entered into internal negotiations whereby one of the GFO participants would assume responsibility for performance of the Interim Remedial Action, subject to certain limitations and reopeners, in exchange for a cash payment from the other ten GFO participants, including Wynn Oil. As of March 15, 2000, the GFO participants had not yet concluded an internal settlement. Wynn Oil's ultimate share of the total remedial costs for the BPOU cannot be estimated with certainty at this time. In establishing appropriate reserves for this matter, the Company has assumed that Wynn Oil and nine other GFO participants will be able to reach a negotiated settlement with the GFO participant that will perform the Interim Remedial Action.

                  (b) In late 1999, the California Regional Water Quality Control Board - Los Angeles Region (the "RWQCB") issued cleanup and abatement orders (a "CAO") to certain facilities in the BPOU, including Wynn Oil, requiring the CAO recipients to (i) perform additional investigation and sampling work at their sites, (ii) enter into cost recovery agreements with the RWQCB to reimburse the RWQCB for oversight costs and (iii) develop plans to mitigate impaired groundwater resources or compensate water purveyors for past and current costs of replacing impaired water supplies. Wynn Oil believes that elements of the CAO exceed the legal authority of the RWQCB and, along with other CAO recipients, has appealed those portions of the CAO to the State Water Resources Control Board. The Regional Board has scheduled a hearing to consider the matters raised in the appeals. Wynn Oil is complying with the vadose zone investigation and groundwater monitoring aspects of the CAO.

                  (c) In February 1995, the owner (the "Property Owner") of certain real property (the "Richter Site") formerly leased by Alkid Corporation ("Alkid"), an inactive subsidiary of the Company, filed a lawsuit in federal court against Alkid, Wynn's International, Inc. and Wynn Oil (collectively the "Wynn Defendants") and another former lessee and its principal. The complaint alleged that the defendants stored solid and hazardous wastes at the Richter Site and that the storage devices for the wastes leaked, causing contamination of the soils and groundwater. The complaint sought relief under CERCLA, the Resource Conservation Recovery Act of 1976 and common law, including an unspecified amount of damages and an injunction to compel the defendants to clean up the Site. After the Wynn Defendants were served with the lawsuit in June 1995, the parties filed various cross-claims and counterclaims against each other. Subsequent to the filing of the responsive pleadings, all parties to the litigation agreed to fund portions of additional investigations of the Richter Site with each party paying roughly one-third of the cost. During the pendency of these investigations, the litigation, including all discovery, was stayed. In 1999, the parties entered into an interim settlement pursuant to which (i) the litigation was dismissed without prejudice, (ii) the parties agreed to fund equally certain additional investigation activities at the Richter Site and (iii) the parties agreed to certain non-binding alternative dispute resolution mechanisms. At this time, the Company does not have sufficient information to estimate the cost of cleanup at the Richter Site or its ultimate liability for the Richter Site.

                  (d) In January 1991, Wynn's Climate Systems received a letter from the Texas Natural Resource Conservation Commission (the "TNRCC") alleging that soil adjacent to one of its leased manufacturing facilities was contaminated with hazardous substances. The TNRCC directed Wynn's Climate Systems to determine the extent of such contamination and then take appropriate remedial measures. Wynn's Climate Systems retained environmental consultants to conduct soil sampling and otherwise comply with the directive of the TNRCC. Between 1991 and 1997, consultants for Wynn's Climate Systems performed various investigations of the former facility and submitted certain reports to the TNRCC, including a proposed remedial action plan for the site. In 1998, the TNRCC approved the proposed remedial action plan and the remedial work was completed in the first quarter of 1999. Wynn's Climate Systems submitted a final site closure report to the TNRCC in the second quarter of 1999 and is awaiting the TNRCC's approval of the closure report.

                  (e) Wynn's Climate Systems is one of approximately 100 hazardous waste generators that have been identified as potentially responsible parties for the Chemical Recycling, Inc. ("CRI") site in Wylie, Texas (the "CRI Site"). A PRP Steering Committee (the "CRI Committee") was formed to negotiate with EPA on behalf of its members an agreement to take remedial measures voluntarily at the CRI Site. Approximately 85 PRPs, including Wynn's Climate Systems, have agreed to participate in the CRI Committee and have signed Consent Agreements with the EPA with respect to the CRI Site. Remediation efforts have begun at the CRI Site under the guidance of the CRI Committee. No significant developments have occurred in the last three years. Wynn's Climate Systems' proportionate share of the total volume of waste contributed to the CRI Site by CRI Committee members was approximately two-tenths of one percent (0.2%).

         The foregoing "Environmental Matters" section and Note 12 of "Notes to Consolidated Financial Statements" on page 38 of the 1999 Annual Report (which is incorporated by reference herein) contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the

Company's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of reserves for such matters will not materially affect the Company's financial position or annual results of operations or cash flows. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of the contamination, (ii) the remedial action selected, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the identification or discovery of new contaminants of concern, (vi) development of new or additional remedial technologies, (vii) with respect to the San Gabriel Valley Superfund Sites, whether Wynn Oil and other GFO participants will be able to reach a settlement with the GFO participant that will implement the Interim Remedial Action and the nature of reopeners in such a settlement, (viii) the amount of EPA past costs required to be paid by Wynn Oil with respect to the San Gabriel Superfund Sites, (ix) the ability of other potentially responsible parties, if any, to pay their respective shares, and (x) the amount of any insurance recoveries. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

FOREIGN CURRENCY FLUCTUATIONS

         In 1999, the United States dollar generally increased in value compared to 1998 in the currencies of most countries in which the Company does business. This increase in the value of the U.S. dollar caused aggregate foreign sales and pretax profit to be translated into lower dollar values than what would have been reported if exchange rates had remained the same as in 1998. Accumulated Other Comprehensive Income on the Consolidated Balance Sheet includes equity adjustments from foreign currency translation. In 1999, the equity adjustments from foreign currency translation decreased by $1,873,000, which caused a corresponding decrease in total Stockholders' Equity. See "Foreign Operations" on pages 12 and 13 below.

PATENTS AND TRADEMARKS

         The majority of the Specialty Chemicals Division's products are sold under the WYNN'S and WYNN'S PRODUCT WARRANTY trademarks. The Company has registered these and its other important trademarks in the relevant jurisdictions. The Company knows of no material pending or threatened challenges to its trademarks. See "Other Litigation" under "Item 3 - Legal Proceedings" on page 21 below for a discussion of a lawsuit filed by Wynn Oil against an infringer on one of its trademarks.

         The Company holds a number of patents that are used in the operation of its businesses. The Company is not aware of any pending or threatened challenges to any of its patents that could have a material adverse effect on the Company's business or results of operations.

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

         Goshen operates three research and development laboratories at two facilities in Indiana and one facility in North Carolina. Two of the laboratories concentrate on long-term material development projects, including new and experimental materials developed by Goshen's major raw material suppliers. Goshen's laboratories continue to develop products and refine technology in order to meet the specific needs of its customers.

         Wynn Oil maintains research and product performance centers in California, Belgium, France and South Africa. The main activities of the research staff are the development of new specialty chemicals and other products, improvement of existing products, including finding new applications for their use, evaluation of competitive products and performance of quality control procedures.

FOREIGN OPERATIONS

         The following table shows sales to foreign customers for the years 1999, 1998 and 1997:

                                                  1999             1998              1997
                                               -----------      -----------      -----------
Total Sales Outside the United States:         $128,745,000     $126,366,000     $120,201,000
  Percent of Net Sales                             35.7%            37.5%            37.5%
    Sales by Foreign Subsidiaries              $97,643,000      $98,191,000      $96,184,000
      Percent of Net Sales                         27.1%            29.1%            30.0%
    Export Sales by Domestic Subsidiaries      $31,102,000      $28,175,000      $24,017,000
      Percent of Net Sales                          8.6%             8.4%             7.5%

         Consolidated operating results are reported in United States dollars. Because the Company's foreign subsidiaries conduct operations in the currencies of the countries in which they are based, all financial statements of the foreign subsidiaries must be translated into United States dollars. As the value of the United States dollar increases or decreases relative to these foreign currencies, the United States dollar value of items on the financial statements of the foreign subsidiaries is reduced or increased, respectively. Consequently, changes in dollar sales of the foreign subsidiaries from year to year are not necessarily indicative of changes in actual sales recorded in local currency. See Note 15 of "Notes to Consolidated Financial Statements" on pages 40 and 41 of the 1999 Annual Report, which are hereby incorporated by reference.

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

EMPLOYEES

         At December 31, 1999, the Company had 4,411 employees.

         A majority of the production and maintenance employees at the Lebanon, Tennessee plant of Precision are represented by a local lodge of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for this facility will expire in April 2001.

         The production and maintenance employees at the Orillia, Ontario, Canada plant of Precision are represented by a local unit of the Amalgamated Steelworkers of America. The collective bargaining agreement for this facility will expire in January 2003.

         A majority of the production and maintenance employees at the Lynchburg, Virginia plant of Dynamic Seals, Inc. are represented by a local of the International Chemical Workers Union. The collective bargaining agreement for this facility will expire in February 2002.

         A majority of the production and maintenance employees at Precision's Springfield, Kentucky plant are represented by a local unit of the International United Paperworkers Union. The collective bargaining agreement for this facility will expire in March 2001.

         A majority of the production and maintenance employees at Goshen's South Tenth Street plants in Goshen, Indiana are represented by a local unit of the International Steelworkers Union. The collective bargaining agreement for the facility will expire in June 2002.

         A majority of the production and maintenance employees at the Waukesha, Wisconsin plant of Waukesha Rubber Company, Inc. are represented by a local unit of the International Association of Machinists and Aerospace Workers. The collective bargaining agreement for the facility will expire in December 2000.

         A majority of the production and maintenance employees at the Ladd, Illinois plant of Waukesha Rubber Company, Inc. are represented by a local unit of the United Steel Workers of America. The collective bargaining agreement for the facility will expire in January 2001.

         The Company considers its relations with its employees to be good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, who are appointed annually, are as follows:

                                                                          Executive
                                                                        Officer Since        Age
                                                                        -------------        ---
James Carroll           Chairman of the Board and Chief Executive           1988             70
                        Officer

John W. Huber           President and Chief Operating Officer               1996             56

Seymour A. Schlosser    Vice President-Finance and Chief Financial          1989             54
                        Officer

Gregg M. Gibbons        Vice President-Corporate Affairs and General        1986             47
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

ITEM 2. PROPERTIES

        The following is a summary description of the Company's facilities, all of which the Company believes to be of adequate construction, as of March 15, 2000:

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


AUTOMOTIVE AND INDUSTRIAL COMPONENTS:

WYNN'S-PRECISION, INC.

     Domestic
     --------

     Lebanon, Tennessee                       Fee           140,000                --         Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

     Lebanon, Tennessee                       Fee            31,500                --         Manufacturing

     Lebanon, Tennessee                       Fee            78,000                --         Manufacturing

     Lebanon, Tennessee                       Fee            35,000                --         Manufacturing

     Lebanon, Tennessee                       Fee             2,650                --         Manufacturing

     Livingston, Tennessee                    Fee            40,200                --         Manufacturing,
                                                                                              Warehouse

     Tempe, Arizona                           Fee            32,572                --         Manufacturing,
                                                                                              Warehouse

     Springfield, Kentucky                    Fee            76,375                --         Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

     Rancho Cucamonga, California            Lease            2,880               2004        Warehouse

     Huntley, Illinois                       Lease            4,400               2001        Warehouse

     Peoria, Illinois                        Lease           10,000               2000        Warehouse

     Indianapolis, Indiana                   Lease            1,800               2001        Warehouse

     Bloomfield Hills, Michigan              Lease            3,050               2003        Administrative

                                                           Square           If Lease,
                                       Held in Fee         Footage           Year of
     Location                          or by Lease      (Approximate)      Termination         Present Use
     --------                          -----------      -------------      -----------         -----------
     Grand Rapids, Michigan               Lease             2,000              2000           Warehouse

     Maple Grove, Minnesota               Lease             3,600              2004           Warehouse

     West Seneca, New York                Lease             2,934              2000           Warehouse

     Charlotte, North Carolina            Lease             3,675              2002           Warehouse

     Dayton, Ohio                         Lease             6,193              2004           Warehouse

     Arlington, Texas                     Lease             2,400              2002           Warehouse

     Milwaukee, Wisconsin                 Lease             2,700              2002           Warehouse


     Foreign
     -------

     Orillia, Ontario, Canada              Fee             48,000               --            Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

     Concord, Ontario, Canada             Lease             3,455              2000           Warehouse

     Edmonton, Alberta, Canada            Lease             2,700              2000           Warehouse

     Calgary, Alberta, Canada             Lease             3,200              2001           Warehouse

     Boucherville, Quebec, Canada         Lease             3,403              2000           Warehouse

     Aldershot, Hampshire, U.K.           Lease             2,300              2000           Warehouse,
                                                                                              Administrative


DYNAMIC SEALS, INC.

     Lynchburg, Virginia                   Fee            129,000               --            Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

     Houston, Texas                       Lease            14,000              2000           Manufacturing,
                                                                                              Warehouse,
                                                                                              Administrative

     Houston, Texas                       Lease            14,000              2000           Warehouse

                                                       Square            If Lease,
                                   Held in Fee         Footage            Year of
     Location                      or by Lease      (Approximate)       Termination          Present Use
     --------                      -----------      -------------       -----------          -----------
GOSHEN RUBBER COMPANIES, INC.

     Domestic
     --------

     Goshen, Indiana                  Lease             31,780              2008           Administrative

     Goshen, Indiana                  Lease              6,400              2021           Hangar

     Goshen, Indiana                   Fee             165,372               --            Manufacturing,
                                                                                           Administrative

     Goshen, Indiana                  Lease            144,169              2008           Manufacturing

     Goshen, Indiana                  Lease              5,000         Month-to-Month      Administrative

     Goshen, Indiana                  Lease             15,000              2008           Manufacturing,
                                                                                           Warehouse

     Goshen, Indiana                  Lease             21,864              2008           Manufacturing

     Goshen, Indiana                  Lease             40,000              2008           Manufacturing,
                                                                                           Administrative

     Syracuse, Indiana                 Fee             114,709               --            Manufacturing,
                                                                                           Administrative

     Laketon, Indiana                  Fee              14,463               --            Manufacturing

     Columbia City, Indiana            Fee              11,862               --            Manufacturing

     Englewood, Ohio                  Lease             15,000              2008           Manufacturing

     Englewood, Ohio                  Lease             27,000              2000           Manufacturing,
                                                                                           Administrative

     Englewood, Ohio                  Lease             15,000              2008           Manufacturing

     Englewood, Ohio                  Lease              6,000              2004           Administrative

     Dayton, Ohio                     Lease             52,550              2007           Manufacturing

     Lewiston, Ohio                   Lease             57,600              2000           Manufacturing,
                                                                                           Administrative

     Ladd, Illinois                    Fee              40,780               --            Manufacturing

     Gothenburg, Nebraska              Fee              55,000               --            Manufacturing

                                                            Square             If Lease,
                                       Held in Fee          Footage             Year of
     Location                          or by Lease       (Approximate)        Termination          Present Use
     --------                          -----------       -------------        -----------          -----------
     Largo, Florida                       Lease               5,331          Month-to-Month      Manufacturing

     Wilson, North Carolina                Fee               74,000                --            Manufacturing

     Snow Hill, North Carolina             Fee               40,278                --            Manufacturing

     Bishopville, South Carolina          Lease              27,500               2010           Manufacturing,
                                                                                                 Administrative

     Waukesha, Wisconsin                   Fee               50,000                --            Manufacturing,
                                                                                                 Administrative

     Waukesha, Wisconsin                  Lease               3,000          Month-to-Month      Warehouse


     Foreign
     -------

     Brampton, Ontario, Canada            Lease              15,592          Month-to-Month      Manufacturing,
                                                                                                 Administrative

     Mt. Forest, Ontario, Canada           Fee               19,956                --            Manufacturing


ROBERT SKEELS & COMPANY

     Compton, California                   Fee               59,019                --            Warehouse,
                                                                                                 Administrative

     Fullerton, California                Lease               1,600          Month-to-Month      Warehouse,
                                                                                                 Administrative


SPECIALTY CHEMICALS:

WYNN OIL COMPANY

     Domestic
     --------

     Azusa, California                     Fee              122,630                --            Manufacturing,
                                                                                                 Warehouse,
                                                                                                 Administrative

     Foreign
     -------

     Frenchs Forest,                      Lease              24,224               2004           Warehouse,
       New South Wales, Australia                                                                Administrative

                                                                   Square             If Lease,
                                          Held in Fee              Footage             Year of
     Location                             or by Lease           (Approximate)        Termination          Present Use
     --------                             -----------           -------------        -----------          -----------
     Carrington, New South Wales,            Lease                  13,175               2004           Warehouse,
       Australia                                                                                        Administrative

     St. Niklaas, Belgium                     Fee                   82,600                 --           Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

     Mississauga, Ontario, Canada            Lease                  32,798               2001           Warehouse,
                                                                                                        Administrative

     Mississauga, Ontario, Canada            Lease                   2,536               2002           Service Center

     Reading, Berkshire, U.K.                Lease                   3,154               2004           Administrative

     Strasbourg, France                      Lease                     557               2000           Administrative

     Paris, France                           Lease                   9,513               2001           Administrative

     Pessac, France                          Lease                   7,424               2002           Administrative

     Lyon, France                            Lease                     465               2000           Administrative

     Abbeville, France                       Lease                     660               2000           Administrative

     Thiers, France                          Lease                     465               2000           Administrative

     Toulouse, France                        Lease                     485               2000           Administrative

     Zoeterwoude, Netherlands                Lease                   4,917               2003           Administrative

     Ratingen, Germany                       Lease                   1,808               2000           Administrative

     Chennai, India                          Lease                   6,456          Month-to Month      Manufacturing,
                                                                                                        Warehouse,
                                                                                                        Administrative

     Mexico City, Mexico                     Lease                   2,500               2000           Warehouse,
                                                                                                        Administrative

     Wynberg, Sandton, South Africa           Fee                   32,280                 --           Warehouse,
                                                                                                        Administrative

     Edenvale, Transvaal, South Africa        Fee                   10,921                 --           Leased to Third Party

     Caracas, Venezuela                      Lease                   1,615          Month-to-Month      Administrative

     Parnell, New Zealand                    Lease                   7,725               2002           Administrative,
                                                                                                        Warehouse

         The Company believes that all of its operating properties are adequately maintained, fully utilized and suitable for the purposes for which they are used. With respect to those leases expiring in 2000 and 2001, the Company believes it will be able to renew such leases on acceptable terms or find suitable alternate facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also "Environmental Matters" at pages 8 through 11 above, and
Note 12 of "Notes to Consolidated Financial Statements" on page 38 of the 1999 Annual Report, which is hereby incorporated by reference.

Toxic Tort Litigation

         Since late July 1997, eight toxic tort lawsuits have been filed against certain local water producers and industrial companies (including Wynn Oil) located in San Gabriel Valley, California. The lawsuits are captioned (i) Santamaria, et al. v. Suburban Water Systems, et al. (Superior Court of California for the County of Los Angeles, Case No. KC 025-995), (ii) Adler, et al. v. Southern California Water Company, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. BC 169892), (iii) Boswell, et al. v. Suburban Water Systems, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. KC 027318), (iv) Celi, et al.
v. San Gabriel Valley Water Company, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. GC 020622), (v) Criner, et al. v. San Gabriel Valley Water Company, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. GC 021658), (vi) Demciuc, et al. v. Suburban Water Systems, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. KC 028732), (vii) Dominguez, et al. v. Southern California Water Company, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. GC 021657, and (viii) Anderson, et al. v. Suburban Water Systems, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. KC O2854).

         The lawsuits, which collectively include hundreds of plaintiffs, allege that the plaintiffs received contaminated drinking water and suffered personal injury and property damage as a consequence thereof. The plaintiffs are seeking an unspecified amount of compensatory and punitive damages and other relief. Several defendants moved to stay or dismiss these cases on the grounds that either primary or exclusive jurisdiction for these matters rests with the California Public Utilities Commission ("PUC"). The issue was first argued in the Boswell case and the court stayed the case pending the outcome of the PUC investigation described below. The plaintiffs sought appellate court review of the trial court's decision in Boswell. In the Santamaria case, the court dismissed the plaintiffs' complaint as to the regulated water utilities only but not as to the non-regulated defendants such as Wynn Oil. The plaintiffs and the non-regulated defendants appealed that decision. The Court of Appeals ruled in 1999 that the cases should be dismissed as to the regulated water utilities only, but could proceed against the non-regulated water company defendants and the industrial company defendants. The plaintiffs and the defendants, other than the regulated water companies, appealed the Court of Appeals decision to the California Supreme Court, which agreed to hear the appeal. Initial briefs were filed in early 2000, but no schedule has been established for oral argument. All of the cases are now stayed pending the hearing before and the ruling of the California Supreme Court.

         As a result of these cases and other toxic tort cases filed elsewhere in the State of California, on March 12, 1998, the PUC announced an Order Initiating Investigation into drinking water quality in California. Four industrial companies, including Wynn Oil, intervened and participated in the PUC's proceedings. The PUC's investigation is not yet completed. The PUC Commissioner has issued a preliminary decision and has invited all intervening parties to comment on that decision.

         The Company has reported these cases to its insurers and intends to defend the litigation identified in the first paragraph above vigorously.

Proposition 65 Claims

         In 1999, the Company received two 60-day notices under California's Proposition 65 (California Health & Safety Code ss. 25249.5 et seq.) related to the above-described toxic tort litigation. Both 60-day notices allege that Wynn Oil violated the provisions of Proposition 65 in connection with the alleged discharge of listed chemicals to the groundwater. These notices were sent by one of the law firms involved in certain of the toxic tort cases described above. No Proposition 65 lawsuit has yet been filed against Wynn Oil. If a lawsuit is filed, the Company intends to defend the claims vigorously.

Other Litigation

         In 1994, the United States District Court for the Eastern District of Michigan, Southern Division, in the case of Wynn Oil Company v. American Way Service Corporation and Thomas A. Warmus, Case No. 89-CV-71777-DT, awarded Wynn Oil approximately $3.2 million in damages and attorneys' fees in an action brought by Wynn Oil in 1989 asserting trademark infringement by the defendants. Subsequently, the defendants filed a timely appeal to the United States Court of Appeals for the Sixth Circuit, but did not file a bond to stay execution of the judgment. Between May and December 1994, Wynn Oil sought out assets of the defendants to satisfy the judgment. Prior to Wynn Oil executing upon the defendants' assets, the defendants filed bankruptcy petitions in late 1994 in Florida. The bankruptcy filings resulted in an automatic stay of all pending collection efforts. In July 1995, the Court of Appeals upheld the District Court's finding of liability, but held that the District Court erred in the calculation of certain portions of the damages award and remanded the case to the District Court for a final determination of the damage award. On remand, the District Court awarded Wynn Oil total damages and attorneys' fees of approximately $2,400,000. The defendants did not appeal the revised judgment of the District Court. To date, Wynn Oil has received from the trustees for the bankruptcy estates interim distributions of approximately $1,250,000, which reduced the balance of the uncollected judgment to approximately $1,150,000. Wynn Oil and its counsel are continuing to work through the bankruptcy proceedings in Florida to maximize Wynn Oil's ultimate recovery against the defendants. No portion of the balance of the uncollected judgment has been included in the results of operations of the Company and all of the Company's costs relating to this case have been expensed as incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information appearing under "Common Stock Prices and Cash Dividends Per Share: 1999-1998" on page 45 of the 1999 Annual Report and "Number of Stockholders" and "Stock Exchange Listing" on page 45 of the 1999 Annual Report is hereby incorporated by reference.

         On February 16, 2000, the Board of Directors of Registrant declared a cash dividend of $0.07 per share payable March 31, 2000 to stockholders of record on March 15, 2000.

         Registrant currently expects that it will continue to pay dividends in the future, in amounts per share at least comparable to dividends paid during the past two years.

         Registrant has not sold any unregistered securities during the past three years.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference from page 18 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference from pages 19 through 24 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference from page 22 of the 1999 Annual Report.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of Registrant at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 (including unaudited supplementary data) and the report of independent auditors thereon are incorporated by reference from pages 25 through 43 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information on Registrant's directors appearing on pages 4 and 5, and the information appearing under "Stock Ownership of Directors and Executive Officers" on page 8 of Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2000 ("Registrant's 2000 Proxy Statement") is hereby incorporated by reference. Information regarding Registrant's executive officers is provided on page 14 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under "Board of Directors and Committees of the Board--Compensation of Directors" on page 6 and "Executive Compensation" on pages 9 through 12 of Registrant's 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under "Security Ownership of Certain Beneficial Owners and Management" on pages 7 and 8 of Registrant's 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under "Board of Directors and Committees of the Board--Certain Relationships and Related Transactions" on page 6 of Registrant's 2000 Proxy Statement is hereby incorporated by reference.

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
                           Statement Schedule Covered By Report of Independent
                           Auditors.

                  (2) See Index to Financial Statements and Financial Statement Schedule Covered By Report of Independent Auditors.

                  (3)      See Index to Exhibits.

         (b) On December 30, 1999, Registrant filed a Report on Form 8-K disclosing its acquisition of the outstanding capital stock of Goshen on December 17, 1999. As of the date Registrant filed the Form 8-K, it was impracticable for Registrant to provide the financial statements and the financial information required by Items 7(a) and 7(b) of Form 8-K. Accordingly, on February 25, 2000, Registrant filed a Form 8-K/A with the following financial statements: (1) audited consolidated financial statements of Goshen for the years ended June 30, 1999 and 1998; (2) unaudited consolidated balance sheet of Goshen at September 30, 1999; (3) unaudited consolidated statements of income of Goshen for the three months ended September 30, 1999 and 1998; (4) unaudited consolidated statements of cash flows of Goshen for the three months ended September 30, 1999 and 1998; (5) audited financial statements of Waukesha Rubber Company, Inc. ("Waukesha") for the years ended October 31, 1998 and 1997; (6) unaudited balance sheet of Waukesha at July 31, 1999; (7) unaudited statements of income of Waukesha for the nine months ended July 31, 1999 and 1998; and (8) unaudited statements of cash flows of Waukesha for the nine months ended July 31, 1999 and 1998.

                           WYNN'S INTERNATIONAL, INC.

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
               SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                                                         Page References
                                                                                    -------------------------
                                                                                                  1999 Annual
                                                                                    Form 10-K        Report
                                                                                    ---------     -----------
Consolidated Statements of Income for each of the
     three years in the period ended December 31, 1999.........................                         25

Consolidated Balance Sheets at December 31, 1999 and 1998......................                         26

Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31, 1999..................                         27

Consolidated Statements of Cash Flows for each of
     the three years in the period ended December 31, 1999.....................                         28

Notes to Consolidated Financial Statements.....................................                       29-42

Consolidated schedule for each of the three years in the period ended
     December 31, 1999:

         II    -  Valuation and Qualifying Accounts............................        F-2



         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

         The consolidated financial statements listed in the above index, which are included in the 1999 Annual Report, are hereby incorporated by reference. With the exceptions of the pages listed in the above index and the items referred to in Items 1, 5, 6, 7 and 8, the 1999 Annual Report is not deemed to be filed as part of this report.

                           WYNN'S INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1999

     Allowance for
   doubtful accounts
     deducted from      Balance at        Additions
        accounts         beginning       charged to       Deductions          Other         Balance at
       receivable         of year          income             (1)              (2)          end of year
   -----------------    ----------       ----------       ----------          -----         -----------
          1999           $904,000         $559,000        $(299,000)         $112,000       $1,276,000
                         ========         ========        =========          ========       ==========

          1998           $959,000         $281,000        $(336,000)         $     --       $  904,000
                         ========         ========        =========          ========       ==========

          1997           $870,000         $307,000        $(218,000)         $     --       $  959,000
                         ========         ========        =========          ========       ==========


--------------------

(1) Represents accounts written off against the reserve and translation adjustments.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.


                                 WYNN'S INTERNATIONAL, INC.



                                 By:            /s/ JAMES CARROLL
                                     ----------------------------------------
                                                    James Carroll
                                              Chairman of the Board and
                                               Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Date
    ----



March 27, 2000                   By:         /s/ JAMES CARROLL
                                     ----------------------------------------
                                                 James Carroll
                                             Chairman of the Board
                                            Chief Executive Officer
                                                   Director



March 27, 2000                   By:       /s/ SEYMOUR A. SCHLOSSER
                                     ----------------------------------------
                                               Seymour A. Schlosser
                                               Vice President-Finance
                                    (Principal Financial and Accounting Officer)

     Date
     ----


March 27, 2000               By:           /s/  BARTON BEEK
                                 --------------------------------------------
                                                Barton Beek
                                                 Director



March 27, 2000               By:         /s/ BRYAN L. HERRMANN
                                 --------------------------------------------
                                             Bryan L. Herrmann
                                                  Director



March 27, 2000               By:        /s/ ROBERT H. HOOD, JR.
                                 --------------------------------------------
                                            Robert H. Hood, Jr.
                                                 Director



March 27, 2000               By:        /s/ RICHARD L. NELSON
                                 --------------------------------------------
                                            Richard L. Nelson
                                                 Director



March 27, 2000               By:        /s/ DONALD C. TRAUSCHT
                                 --------------------------------------------
                                            Donald C. Trauscht
                                                 Director



March 27, 2000               By:          /s/ JAMES D. WOODS
                                 --------------------------------------------
                                              James D. Woods
                                                 Director

                           WYNN'S INTERNATIONAL, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))



Exhibit
Number                             Description
------                             -----------

  3.1 Certificate of Incorporation, as amended, of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

  3.2 Certificate of Amendment to Certificate of Incorporation of Registrant, dated April 30, 1998 (incorporated herein by reference to Exhibit 3.2 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

  3.3 Certificate of Designations of Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.2 to Registrant's Report on Form 8-K dated March 3, 1989)

  3.4 By-Laws, as amended, of Registrant (incorporated herein by reference to Exhibit 3.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

  4.1 Shareholder Rights Agreement, dated as of March 3, 1989, between Registrant and First Interstate Bank of California, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Report on Form 8-K dated March 3, 1989)

  4.2 Amendment No. 1 to Shareholder Rights Agreement, dated June 11, 1990 (incorporated by reference to Exhibit 28.2 to Registrant's Report on Form 8-K dated June 11, 1990)

  4.3 Letter Agreement, dated March 24, 1997, between Registrant and ChaseMellon Shareholder Services, L.L.C. as successor Rights Agent, amending the Shareholder Rights Agreement (incorporated herein by reference to Exhibit 4.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

  4.4 Second Amended Rights Agreement, dated as of October 22, 1998, by and between Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated herein by reference to Exhibit 2.1 to Amendment No. 2 on Form 8-A/A dated November 5, 1998)

Exhibit
Number                            Description
------                            -----------

 10.1 Employment Agreement, dated January 1, 1999, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.1 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.2 Employment Agreement, dated January 1, 1999, between Registrant and John W. Huber (incorporated herein by reference to Exhibit 10.3 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.3 Employment Agreement, dated January 1, 1999, between Registrant and Seymour A. Schlosser (incorporated herein by reference to Exhibit 10.5 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.4 Employment Agreement, dated January 1, 1999, between Registrant and Gregg M. Gibbons (incorporated herein by reference to Exhibit 10.7 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.5 Wynn's International, Inc. Amended and Restated 1980 Stock Option and Appreciation Rights Plan (incorporated herein by reference to Exhibit
          4.1 to Registrant's Registration Statement on Form S-8, Registration No. 2-68157)

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

Exhibit
Number                            Description
------                            -----------

 10.10 Amendment 1997-1 to Wynn's International, Inc. Stock-Based Incentive Award Plan (incorporated herein by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-39045)

 10.11    Wynn's International, Inc. 2000 Corporate Management Incentive Plan

 10.12 Executive Deferred Compensation Agreement, dated February 18, 1997, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

 10.13 First Amendment to Executive Deferred Compensation Agreement, dated December 1, 1997, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.13 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.14 Second Amendment to Executive Deferred Compensation Agreement, dated February 26, 1998, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997)

 10.15 Third Amendment to Executive Deferred Compensation Agreement, dated January 6, 1999, between Registrant and James Carroll (incorporated herein by reference to Exhibit 10.19 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.16 Form of Indemnification Agreement between Registrant and a director of Registrant (incorporated herein by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.17 Form of Indemnification Agreement between Registrant and an officer of Registrant (incorporated herein by reference to Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

 10.18 Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit C of Registrant's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 11, 1994, filed with the Commission on March 25, 1994)

Exhibit
Number                            Description
------                            -----------

 10.19 1998 Supplemental Retirement Income Plan of Wynn's International, Inc. and Subsidiaries (incorporated herein by reference to Exhibit 10.23 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.20 The CORPORATEplan for Retirement Select Plan Deferred Compensation Plan of Wynn's International, Inc. (incorporated herein by reference to Exhibit 10.24 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.21 Amendment No. 1 to The CORPORATEplan for Retirement Select Plan Deferred Compensation Plan of Wynn's International, Inc. (incorporated herein by reference to Exhibit 10.25 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998)

 10.22 Amendment 1996-1 to Wynn's International, Inc. Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996)

 10.23 Wynn's International, Inc. 1999 Stock Awards Plan (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement to stockholders regarding the Annual Meeting of Stockholders held on April 28, 1999)

 10.24    Amendment No. 1 to Wynn's International, Inc. 1999 Stock Awards Plan

 10.25 Stock Purchase Agreement, dated October 20, 1999, among Wynn's International, Inc., Goshen Rubber Companies, Inc. and the shareholders of Goshen, and Amendment No. 1 to Stock Purchase Agreement, dated as of December 17, 1999 (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated December 30, 1999)

 13 Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 that have been expressly incorporated by reference as a part of this Annual Report on Form 10-K

 21       Subsidiaries of Registrant

 23       Consent of Independent Auditors

 27       Financial Data Schedule for Fiscal Year ended December 31, 1999