Form 10-Q
period 2000-03-31
WYNNS INTERNATIONAL INC
filed 2000-05-09
CIK 108721

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000

                                         or

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


At May 1, 2000, Registrant had 18,688,189 shares of common stock outstanding.

                          WYNN'S INTERNATIONAL, INC.


                                  I N D E X
                                  ---------

                                                                       Page No.
                                                                       --------
Part I - Financial Information

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 31, 2000 (unaudited) and
              December 31, 1999                                           2

            Unaudited Consolidated Condensed Statements
              of Income - Three Months Ended March 31,
              2000 and 1999                                               3

            Unaudited Consolidated Condensed Statements
              of Cash Flows - Three Months Ended March 31,
              2000 and 1999                                               4

            Notes to Unaudited Consolidated Condensed
              Financial Statements                                       5-7

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8-13

Part II - Other Information

       Item 1 - Legal Proceedings                                         14

       Item 6 - Exhibits and Reports on Form 8-K                          15

Signatures                                                                16

                          WYNN'S INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
               (Dollars in Thousands, Except Per Share Amounts)

                                                       March 31
                                                         2000       December 31
                                                     (unaudited)       1999
                                                     ------------   -----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                           $  8,869       $ 12,134
  Cash and cash equivalents restricted for
    vehicle service contract obligations                33,818         25,820
  Accounts receivable, less $1,370 allowance for
    doubtful accounts ($1,276 at December 31, 1999)     94,664         92,879
  Inventories:
    Finished goods                                      30,067         30,305
    Raw materials and work in process                   20,079         19,399
                                                      --------       --------
                                                        50,146         49,704
  Prepaid expenses and other current assets
    (including deferred tax assets of $9,524 at
    March 31, 2000 and $10,078 at December 31, 1999)    29,448         28,612
                                                      --------       --------
      Total current assets                             216,945        209,149

Property, plant and equipment, at cost less
  accumulated depreciation and amortization            103,651         98,931
Other assets                                            55,892         50,892
                                                      --------       --------
                                                      $376,488       $358,972
                                                      ========       ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $    608       $  6,200
  Accounts payable                                      35,297         36,280
  Taxes based on income                                    477           -
  Deferred vehicle service contract revenue
    and product warranty program reserves               40,075         33,683
  Accrued liabilities                                   31,407         35,340
  Long-term debt due within one year                       332            346
                                                      --------       --------
      Total current liabilities                        108,196        111,849

Long-term debt due after one year                       58,194         48,287
Deferred taxes based on income                           8,928          9,182
Other liabilities                                       40,602         34,473
Commitments and contingencies                             -              -

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                -              -
  Common stock, $0.01 par value;
    40,000,000 shares authorized, 21,898,335
    shares issued                                          219            219
  Capital in excess of par value                        22,656         22,732
  Retained earnings                                    189,174        182,692
  Accumulated other comprehensive income                (8,223)        (6,973)
  Unearned compensation                                    (39)           (48)
  Common stock held in treasury 3,247,525 shares,
    at cost (3,265,577 at December 31, 1999)           (43,219)       (43,441)
                                                      --------       --------
      Total stockholders' equity                       160,568        155,181
                                                      --------       --------
                                                      $376,488       $358,972
                                                      ========       ========

See accompanying notes
                                      2

                          WYNN'S INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Amounts)


                                                      Three Months Ended
                                                           March 31
                                                     ---------------------
                                                       2000         1999
                                                     --------     --------
Revenues:
  Net sales                                          $143,318     $ 88,538
  Interest income                                         606          551
                                                     --------     --------
                                                      143,924       89,089
                                                     --------     --------
Costs and expenses:
  Cost of sales                                        99,969       53,478
  Selling, general & administrative                    30,310       23,946
  Interest expense                                      1,184           19
                                                     --------     --------
                                                      131,463       77,443
                                                     --------     --------

Income before taxes based on income                    12,461       11,646
Provision for taxes based on income                     4,673        4,193
                                                     --------     --------

Net income                                           $  7,788     $  7,453
                                                     ========     ========

Earnings per share of common stock:
  Basic                                                  $.42         $.40
                                                         ====         ====

  Diluted                                                $.41         $.39
                                                         ====         ====

Cash dividend per common share                           $.07         $.07
                                                         ====         ====

See accompanying notes
                                      3

                          WYNN'S INTERNATIONAL, INC.
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                       Three Months Ended
                                                            March 31
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------
Cash flows from operating activities:
  Net income                                         $  7,788       $  7,453
  Adjustments:
    Depreciation and amortization                       4,347          2,146
    Provision for uncollectible accounts                  162             85
    Amortization of stock compensation                      7             12
    Gain on sale of property, plant & equipment            (6)            (8)
    Provision (benefit) for deferred income taxes         881           (623)
    Change in operating assets and liabilities,
      net of the effect of acquisition:
      Cash and cash equivalents restricted for
        vehicle service contract obligations           (7,998)        (3,174)
      Accounts receivable (net)                        (1,947)        (1,495)
      Refundable income taxes                           2,267           -
      Inventories                                        (442)         1,437
      Prepaid expenses and other current assets        (3,657)        (2,039)
      Other assets                                     (5,054)          (228)
      Accounts payable                                   (983)        (1,695)
      Deferred vehicle service contract revenue
        and product warranty program reserves           6,392          4,455
      Taxes based on income                               477          3,298
      Accrued and other liabilities                     2,794         (1,329)
                                                     --------       --------
    Net cash provided by operating activities           5,028          8,295
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment           (9,410)        (4,121)
  Acquisition of business                              (6,326)          -
  Other - net                                            (112)            36
                                                     --------       --------
    Net cash used in investing activities             (15,848)        (4,085)
                                                     --------       --------

Cash flows from financing activities:
  Borrowings under short-term lines of credit-net         608           -
  Borrowings under long-term lines of credit-net       10,600           -
  Payments of long-term debt                             (126)          -
  Dividends paid                                       (2,609)        (2,446)
  Proceeds from exercise of stock options                 549          2,006
  Purchase of treasury stock                             (401)        (6,052)
                                                     --------       --------
    Net cash provided by (used in) financing
      activities                                        8,621         (6,492)
                                                     --------       --------

Effect of exchange rate changes                        (1,066)        (1,229)
                                                     --------       --------
Net decrease in cash and cash equivalents              (3,265)        (3,511)
                                                     --------       --------

Cash and cash equivalents at beginning of year         12,134         44,329
                                                     --------       --------
Cash and cash equivalents at March 31                $  8,869       $ 40,818
                                                     ========       ========

See accompanying notes
                                      4

                          WYNN'S INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 2000 AND 1999




1) The accompanying unaudited consolidated condensed financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim period herein reported. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements included in the 1999 Annual Report to Stockholders.

2) The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations for the year ending December 31, 2000. Accounting measurements at interim dates inherently involve greater imprecision than at year-end, which is due, in part, to increased reliance on the use of estimates at interim dates.

3)    Cash payments for interest and income taxes are as follows:

                                            Three Months
                                           Ended March 31
                                      -------------------------
                                         2000           1999
                                      ----------     ----------
      Interest                        $  920,000     $    9,000
      Income taxes                     1,048,000      1,518,000

4) During the three months ended March 31, 2000, the deferred purchase price for the December 1999 acquisition of Goshen Rubber Companies, Inc. (Goshen) was reduced by $581,000. This adjustment resulted in a corresponding decrease in goodwill and the long-term note payable to the former shareholders of Goshen.
                                      5

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           March 31, 2000 AND 1999




5) The computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2000 and 1999 is as follows:

                                                      Three Months
                                                     Ended March 31
                                               --------------------------
                                                  2000           1999
                                               -----------    -----------
      Net income                               $ 7,788,000    $ 7,453,000
                                               ===========    ===========

      Weighted average number of shares
        outstanding                             18,659,059     18,804,845

      Net shares assumed issued using the
        treasury stock method for stock
        options outstanding during each
        period based on average market
        price                                      254,822        433,530

      Net shares assumed issued for
        performance shares pending issuance
        based on satisfaction of vesting
        requirements                                 5,239          6,702
                                               -----------    -----------

      Diluted shares                            18,919,120     19,245,077
                                               ===========    ===========

      Income per common share:
        Basic                                         $.42           $.40
                                                      ====           ====

        Diluted                                       $.41           $.39
                                                      ====           ====

                                      6

                          WYNN'S INTERNATIONAL, INC.
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 2000 AND 1999




6) Accumulated other comprehensive income on the Company's Consolidated Condensed Balance Sheets consists of cumulative equity adjustments from foreign currency translation. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $6,538,000 and $6,167,000, respectively. The reported amounts for total comprehensive income differ from net income due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of Comprehensive Income or in Accumulated Other Comprehensive Income.


7) Segment information for the three months ended March 31, 2000 and 1999 is as follows:

                                         Three Months Ended March 31
                               ----------------------------------------------
                                     Net Sales          Pretax Profit (Loss)
                               ---------------------    ---------------------
      (In thousands)             2000         1999        2000         1999
      --------------           --------     --------    --------     --------
      Automotive and
        Industrial Components  $ 98,492     $ 47,235    $ 10,066     $  8,885
      Specialty Chemicals        44,826       41,303       4,390        4,156
      Corporate and Other          -            -         (1,995)      (1,395)
                               --------     --------    --------     --------
      Consolidated Totals      $143,318     $ 88,538    $ 12,461     $ 11,646
                               ========     ========    ========     ========

      The Company evaluates segment performance based on pretax profit or loss from operations, including intercompany interest income and expense allocations and other intercompany charges, but excluding certain expenses for goodwill amortization, litigation and environmental matters and nonrecurring gains and losses. Excluded items are generally considered part of corporate activities.
                                      7

                        WYNN'S INTERNATIONAL, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended March 31, 2000 and 1999
------------------------------------------------------------

Net sales for the first quarter of 2000 were $143.3 million, a 62% increase compared to sales of $88.5 million in the first quarter of 1999. The most recent quarter includes the results of operations of Goshen Rubber Companies, Inc. (Goshen) which was acquired by the Company in late December 1999. Excluding the Goshen revenues, sales increased 7% over the first quarter of 1999.

Sales of the Automotive and Industrial Components Division, which is comprised of Wynn's-Precision, Inc. (Precision) and Goshen, suppliers of O-rings, seals and other rubber, plastic and urethane products, and Robert Skeels & Company (Skeels), a small regional wholesale distributor of builders hardware products, increased 109% in the first quarter of 2000 compared to the first quarter of 1999. This increase primarily reflects the acquisition of Goshen which added approximately $48 million of incremental revenue in the first quarter of 2000. Precision's sales increased 6% in the first quarter of 2000 compared to the same quarter last year.
Precision's sales increased at all of its divisions with the majority of the increase coming from its Tennessee-based operations. The increase in sales at Precision's Tennessee operation, which manufactures and sells primarily O-rings, was due mainly to higher sales to automotive and off-road construction markets. Sales at Skeels increased in the first quarter of 2000 compared to the same quarter in 1999.

Sales at the Specialty Chemicals Division, principally car care products, increased 9% in the first quarter of 2000 compared to the same quarter in 1999. Sales in the U.S. increased 20% compared to the prior year primarily due to higher sales of vehicle service contract programs and higher sales of equipment and related chemicals for professional repair facilities. These sales increases were partially offset by lower sales of product warranty programs and lower export sales to Asian distributors. Foreign subsidiary sales decreased 3% in the first quarter of 2000 compared to the prior year primarily due to the adverse effect of a strong U.S. dollar during the most recent quarter relative to the currencies of countries in which the Company operates. Excluding the impact of foreign exchange rate fluctuations, sales at the Specialty Chemicals Division would have increased 13%.

Interest income in the first quarter of 2000 was $.6 million, which was approximately the same amount as in the first quarter of 1999. Despite the acquisition of Goshen in late December 1999, for which approximately $38 million of the Company's cash and cash equivalents was used, the Company continues to earn interest income from its invested cash and cash equivalents restricted for vehicle service contract obligations.

The consolidated cost of sales in the first quarter of 2000 increased to 69.8% of sales compared to 60.4% in the first quarter of 1999. The decrease in the consolidated gross margin percentage was primarily due to the acquisition of Goshen
                                      8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


which has a lower gross margin percentage than the Company's other business units. Precision's gross margin percentage declined in the first quarter of 2000 compared to the same period in 1999 due to a change in sales mix resulting from the higher sales of O-rings to the automotive and off-road markets. The Specialty Chemicals Division's gross margin percentage decreased in the first quarter of 2000 compared to the same period last year due to a change in sales mix and lower gross margins from sales of product warranty programs and vehicle service contracts.

Selling, general and administrative (SG&A) expenses in the first quarter of 2000 were $30.3 million (21.1% of sales) compared to $23.9 million (27.0% of sales) for the first quarter of 1999. The increase in SG&A expenses was primarily due to the acquisition of Goshen, which added approximately $6 million of additional SG&A expenses, and the higher sales volumes at Precision. SG&A expenses decreased slightly at the Specialty Chemicals Division during the first quarter of 2000 compared to the same period last year.

As a percentage of sales, SG&A expenses at Goshen are significantly less than the Company's prior year's consolidated percentage of sales. Consequently, the acquisition of Goshen caused a corresponding decline in the current year's consolidated ratio of SG&A expenses to sales, even though the dollar amount of SG&A expenses was up significantly. As a percentage of sales, SG&A expenses declined at the Specialty Chemicals Division and increased slightly at Precision. Corporate operating expenses increased slightly in the first quarter of 2000 compared to the first quarter of 1999.

Interest expense in the first quarter of 2000 was $1.2 million compared to virtually no interest expense in the first quarter of 1999. The increase in interest expense is primarily due to amounts borrowed to fund the December 1999 acquisition of Goshen.

Income before taxes based on income increased 7% to $12.5 million in 2000 from $11.6 million in the first quarter of 1999. In the Automotive and Industrial Components Division, pretax profit increased 13% in the first quarter of 2000 compared to the same period in 1999 primarily due to the acquisition of Goshen and productivity gains at Precision's Tennessee-based operations, which benefited from new product introductions and higher U.S. automotive production rates. Skeels' reported a small increase in pretax profit in the first quarter of 2000 compared to the first quarter of 1999 due to the increase in sales. Pretax profit at the Specialty Chemicals Division increased 6% in the first quarter of 2000 compared to the 1999 first quarter. Pretax profit increased at the Specialty Chemicals Division's U.S.-based operations, especially from the vehicle service contract business. Pretax profit was negatively affected at this Division's foreign operations during the first quarter of 2000 compared to the same period last year due to a strong U.S. dollar relative to the currencies of the countries in which Wynn Oil Company operates. Excluding the impact of foreign exchange rate fluctuations, pretax profit at the Specialty Chemicals Division would have increased 10%.

The effective tax rate in the first quarter of 2000 was 37.5%, up from the 36.0% tax rate in the first quarter of 1999. As previously announced, the increase in the effective tax rate in 2000 is primarily due to the anticipated nondeductible amortization of goodwill related to the acquisition of Goshen.
                                      9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


Net income increased 4% to $7.8 million in the first quarter of 2000 compared to net income of $7.5 million in the first quarter of 1999 due to the increase in pretax income, partially offset by the higher effective tax rate. Basic income per share in the first quarter of 2000 increased 5% to $.42 from $.40 in 1999 due to the higher net income and lower average number of shares outstanding. The number of shares used in the calculation of basic earnings per share decreased 1% in the first quarter of 2000 compared to the same period in 1999 primarily due to repurchases of the Company's common stock principally during 1999 pursuant to the Company's share repurchase program. Diluted earnings per share also increased 5% in the first quarter of 2000 compared to 1999 for the same reasons as the increase in basic earnings per share. The number of shares used in the calculation of diluted earnings per share decreased 2% in the most recent quarter compared to the first quarter of 1999 due to the share repurchases and fewer outstanding stock options required to be included in the diluted shares calculation.


FINANCIAL CONDITION
-------------------

Working capital at the end of the first quarter was $108.7 million compared to $97.3 million at December 31, 1999. The current ratio at the end of the first quarter of 2000 was 2.01 to 1 compared to 1.87 to 1 at December 31, 1999. The increase in the current ratio was caused principally by the payment of a note payable for $6.2 million to the former shareholders of Goshen. This note was paid with funds borrowed under the Company's long-term line of credit.

Cash and cash equivalents decreased $3.3 million to $8.9 million at March 31, 2000 compared to $12.1 million at December 31, 1999. The decrease in cash and cash equivalents was primarily due to cash provided by operating activities of $5.0 million, $11.2 million of borrowings from long-term debt and short-term notes payable and $.5 million of proceeds from the exercise of stock options, offset by $9.4 million of capital expenditures, $6.3 million of payments for the acquisition of Goshen (including $6.2 million for a note payable), $.4 million used for repurchases of the Company's common stock and dividends paid of $2.6 million.

Cash and cash equivalents restricted for vehicle service contract obligations increased $8.0 million to $33.8 million at March 31, 2000 from $25.8 million at December 31, 1999. This increase was due to the growth in sales of vehicle service contracts partially reduced by amounts paid for vehicle service contract obligations.

Accounts receivable increased $1.8 million to $94.7 million at March 31, 2000 from $92.9 million at December 31, 1999. This increase was primarily due to the higher sales at Precision in the most recent quarter compared to the fourth quarter of 1999. Accounts receivable also increased at Goshen, but decreased slightly at the Specialty Chemicals Division. Inventories increased to $50.1 million at the end of the first quarter of this year compared to $49.7 million at December 31, 1999. Inventories increased at the Specialty Chemicals Division due primarily to higher levels of professional equipment inventories at its U.S.-based operations. Inventories decreased slightly at Precision and Goshen at March 31, 2000 compared to the prior year end.
                                      10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


During the three months ended March 31, 2000, the Company purchased $9.4 million of new property, plant and equipment, primarily for the Automotive and Industrial Components Division. As previously reported, the Company anticipates that total capital expenditures in 2000 will be approximately $23 million, which will be funded from current operations. As previously announced, the Company is continuing to explore possible niche acquisitions.

Deferred vehicle service contract revenue and product warranty program reserves and other liabilities increased $6.4 million and $6.1 million, respectively, at March 31, 2000 compared to amounts at December 31, 1999. These increases primarily reflect the increase in sales from vehicle service contracts at the Specialty Chemicals Division. Revenue from vehicle service contracts is deferred and recognized in proportion to the expected claims incurred under the service contract programs. Deferred revenues, to be recognized in future years, were $51.8 million at March 31, 2000 and $39.3 million at December 31, 1999.

At March 31, 2000, the Company has a $60.0 million unsecured domestic committed bank line of credit which allows for borrowings through October 2004. At March 31, 2000, $50.6 million was borrowed under this line of credit compared to $40.0 million at December 31, 1999. The increase of $10.6 million was primarily due to funds borrowed to repay a $6.2 million note payable to the former shareholders of Goshen and to fund certain working capital requirements at Goshen and general capital expenditures. The Company's policy is to classify borrowings under this revolving credit facility as long-term debt since the Company has the ability under the credit agreement, and the intent, to maintain obligations for longer than one year.

The Company believes that additional lines of credit could be obtained if necessary. Under present circumstances, neither additional lines of credit nor additional long-term financing are required to supplement working capital requirements.

Stockholders' equity at March 31, 2000 was $160.6 million or $8.61 per share compared to $155.2 million or $8.33 per share at December 31, 1999. The increase of $5.4 million is attributable to net income of $7.8 million and $.5 million from the exercise of stock options, including the related tax effect, reduced by $1.3 million of dividends declared, $.4 million of repurchases of the Company's common stock and a $1.2 million decrease in the accumulated other comprehensive income account.


YEAR 2000 MATTERS
-----------------

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. As a result of the Year 2000 date change, the Company did not experience any significant disruptions to its business operations, nor has any customer or vendor of the Company reported any significant effects related to the date change. Management will continue to monitor its own systems and its customers' and vendors' reports regarding Year 2000 issues. The costs incurred by the Company thus far, and expected to be incurred in the future, are not significant. Management does not expect any future significant effects on its customers or vendors or disruptions to the Company's business operations resulting from Year 2000 issues. See Forward-Looking Statements.
                                      11

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


PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133
-----------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair market value. Statement 133 is effective for quarterly financial statements for fiscal years beginning after June 15, 2000, and therefore the Company will adopt the new requirements beginning January 1, 2001. The Company is in the process of evaluating the impact of Statement 133 on the Company's financial statements. The Company does not anticipate that the adoption of Statement 133 will have a significant impact on the Company's results of operations, cash flows or financial position.


FORWARD-LOOKING STATEMENTS
--------------------------

The preceding financial statements and Management's Discussion and Analysis contain various "forward-looking statements" representing the Company's expectations or beliefs concerning future events. The statements include the following: Precision's ability to continue to increase revenues and profits and improve operating efficiencies; the ability of the Company to obtain additional lines of credit, if necessary; the sufficiency of the Company's current lines of credit to supplement foreseeable working capital requirements; the anticipated level of capital expenditures; the lack of impact of the Year 2000 issues on the Company's vendors, customers or its business operations; and the lack of impact of the Euro currency conversion on the Company's business operations.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the following: the impact of the December 1999 acquisition of Goshen on the Company's future results of operations and cash flows; sales of new and used cars in the U.S.; automotive and off-road construction vehicle production rates in North America; currency exchange rates relative to the U.S.
                                      12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)
-------------------------------------------------


dollar; short-term domestic and international interest rates; the impact of competitive products and pricing; attempts by state governments to regulate the product warranty program or change existing regulation of vehicle service contract programs; termination of one or more of the product warranty division's alliances with automobile finance companies or a significant slowdown in the business of these companies; legal, regulatory or technical developments or subsequently developed information causing an increase in the Company's estimated liability for environmental matters and related litigation; the ability of the Company's vendors and customers to successfully resolve any Year 2000 and Euro currency conversion issues in their respective businesses; and general economic conditions, especially in North America, Western Europe and the Asia/Pacific area.

The Company's actual results thus may differ materially from the expected results expressed or implied by the forward-looking statements.
                                      13

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION




Item 1 - Legal Proceedings


Various claims and actions, considered normal to Registrant's business, have been asserted and are pending against Registrant and its subsidiaries. Registrant believes that such claims and actions should not have any material adverse effect upon the consolidated results of operations, cash flows or the financial position of Registrant based on information presently known to Registrant. See also Item 1 - "Environmental Matters" and Item 3 - "Legal Proceedings" in the Registrant's Report on Form 10-K for the year ended December 31, 1999.
                                      14

                          WYNN'S INTERNATIONAL, INC.

                         PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K


(a)   Exhibits

        27   - Financial data schedule.

(b) Registrant filed a report on Form 8-K/A dated February 25, 2000 amending Registrant's previous report on Form 8-K filed with the Commission on December 30, 1999 (the "Current Report") describing Registrant's acquisition of all of the outstanding capital stock of Goshen Rubber Companies, Inc., an Indiana corporation ("Goshen"), on December 17, 1999. In accordance with the instructions to paragraphs (a)(4) and (b)(2) of
      Item 7 of Form 8-K, the Current Report omitted the financial statements of businesses acquired and the pro forma financial information required by such paragraphs.

      Accordingly, Registrant amended the Current Report by deleting Item 7 thereof and replacing it in its entirety with the following:

      ITEM 7.          FINANCIAL STATEMENTS AND EXHIBITS

               (a)     Financial statements of businesses acquired.

                       (1) Audited consolidated financial statements of Goshen for the years ended June 30, 1999 and 1998.

                       (2) Unaudited consolidated balance sheet of Goshen at September 30, 1999.

                       (3) Unaudited consolidated statements of income of Goshen for the three months ended September 30, 1999 and 1998.

                       (4) Unaudited consolidated statements of cash flows of Goshen for the three months ended September 30, 1999 and 1998.

                       (5) Audited financial statements of Waukesha Rubber Company, Inc. ("Waukesha") for the years ended October 31, 1998 and 1997. (Waukesha was acquired by Goshen on August 31, 1999.)

                       (6)  Unaudited balance sheet of Waukesha at July 31,
                            1999.

                       (7) Unaudited statements of income of Waukesha for the nine months ended July 31, 1999 and 1998.

                       (8) Unaudited statements of cash flows of Waukesha for the nine months ended July 31, 1999 and 1998.
                                      15

                          WYNN'S INTERNATIONAL, INC.

                                  SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             WYNN'S INTERNATIONAL, INC.
                                    -------------------------------------------
                                                    (Registrant)






Date        May 8, 2000                   /s/ James Carroll
      -----------------------      -------------------------------------------
                                   James Carroll
                                   Chairman and Chief Executive Officer






Date        May 8, 2000                   /s/ Seymour A. Schlosser
      -----------------------      -------------------------------------------
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